Form 10-K
FIRST MERCHANTS BANCORP INC
filed 1995-03-31
CIK 804128

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities and Exchange Act of 1934

   For the fiscal year ended December 31, 1994  Commission file number 33-9540

                       First Merchants Bancorp, Inc.
           (Exact name of registrant as specified in its charter)


               West Virginia                                 55-0670580
      (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                     Identification No.)

             P. O. Box 1109
             Montgomery, West Virginia                              25136
      (address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code   (304) 442-2475

        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $2 Par Value
                                 (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [N/A]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 30, 1995:

    Common Stock, $2 Par Value - $11,457,263

    The Number of shares outstanding of the issuer's classes of common stock, net of shares held in treasury as of March 30, 1995:

    Common Stock, $2 Par Value - 576,000 shares













                                                                (page 1 of 48)

                       FIRST MERCHANTS BANCORP, INC.
                                 FORM 10-K
                             DECEMBER 31, 1994

                        TABLE OF CONTENTS                  Page

PART I

Item 1 - Description of Business . . . . . . . . . . . . .   3

Item 2 - Properties  . . . . . . . . . . . . . . . . . . .  13

Item 3 - Legal Proceedings . . . . . . . . . . . . . . . .  13

Item 4 - Submission of Matters to a Vote of
           Stockholders  . . . . . . . . . . . . . . . . .  13

PART II

Item 5 - Market for Registrant's Common Stock and
           Related Stockholder Matters . . . . . . . . . .  14

Item 6 - Selected Financial Data . . . . . . . . . . . . .  16

Item 7 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations  . . . . . . . . . . . . . . . . . .  17

Item 8 - Financial Statements and Supplementary Data . . .  23

Item 9 - Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure  . . . .  39

PART III

Item 10 - Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . .  40

Item 11 - Executive Compensation . . . . . . . . . . . . .  42

Item 12 - Security Ownership of Certain Beneficial
            Owners and Management  . . . . . . . . . . . .  43

Item 13 - Certain Relationships and Related
            Transactions . . . . . . . . . . . . . . . . .  45

PART IV

Item 14 - Exhibits, Financial Statement Schedules
            and Reports on Form 8-K  . . . . . . . . . . .  46

Signatures . . . . . . . . . . . . . . . . . . . . . . . .  47

Index to Exhibits  . . . . . . . . . . . . . . . . . . . .  48













                                                                             (2)
PART I


ITEM 1 - DESCRIPTION OF BUSINESS

First Merchants Bancorp, Inc. ("First Merchants") is a one bank holding company which was incorporated in the State of West Virginia on June 26, 1986. First Merchants commenced operations on March 5, 1987, acquiring The Merchants National Bank ("Merchants National") in Montgomery, West Virginia and The Gauley National Bank ("Gauley National") in Gauley Bridge, West Virginia.
First Merchants operated as a multi-bank holding company from March 5, 1987 to March 1, 1990, at which time it merged Gauley National with and into Merchants National. First Merchants expanded into Charleston, West Virginia on September 17, 1993 when it was announced that the Company's subsidiary, Merchants National, was the successful bidder for the purchase of certain assets and the assumption of the insured deposits and certain other liabilities of Evergreen Federal Savings and Loan Association (Evergreen), a failed thrift institution. First Merchants is subject to the routine filing requirements of the Securities and Exchange Commission and the subsidiary bank is subject to various regulatory guidelines at the federal and state levels. Merchants National's primary regulator is the Office of the Comptroller of the Currency; however, the bank is also regulated by the Federal Reserve Bank and the Federal Deposit Insurance Corporation. In addition to being regulated by the Securities and Exchange Commission, First Merchants is regulated by the Federal Reserve Bank and the West Virginia Department of Banking.

As a bank holding company, First Merchants' operations consist of the operations of its bank subsidiary. Merchants National is a consumer-oriented community bank which offers a full range of deposit and lending services to customers in its primary market area. The markets in which it operates are determined by the locations of its main facility and its branches. Merchants National's main facility is located in Montgomery, West Virginia; however, it also operates branches in the Cedar Grove / Glasgow, Gauley Bridge, and Charleston, West Virginia.

As of December 31, 1994, First Merchants had a total of 78 employees, as compared with a total of 78 and 64 employees at December 31, 1993 and 1992, respectively. Absent further expansion, management does not anticipate any material change in the Company's workforce.


I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

A schedule reflecting the distribution of assets, liabilities, stockholders' equity and interest differential follows on the next page.





















                                                                             (3)

ITEM 1 (Continued)
------------------             Year Ended                  Year Ended
                           December 31, 1994           December 31, 1993
                     ---------------------------   ---------------------------
                      Avg.     Interest             Avg.     Interest
                      Balance  Inc./Exp.  Yield     Balance  Inc./exp.  Yield
                     ---------------------------   ---------------------------
ASSETS                               (IN THOUSANDS OF DOLLARS)

Earning Assets:
 Int. bearing deposits
  with other banks     $1,144       80     6.99%       $873      $38     6.63%
 Federal funds sold     1,179       47     3.99%      1,625       49     3.02%
 Sec. avail for sale                                  4,098      323     7.88%
 Taxable invest. sec.  30,016    1,861     6.20%     24,119    1,528     6.34%
 Tax exempt securi     12,494    1,153     9.23%     13,062    1,222     9.36%
 Loans (1)             55,871    4,900     8.77%     51,332    4,356     8.49%
Less: allowance for
          loan loss      (457)                         (386)
                      -------  -------              -------  -------
Total Earning Assets  100,247    8,041     8.02%     94,723    7,516     7.93%

Nonearning Assets:
 Cash and due
      from banks        3,666                         3,302
 Bank premises
   and equipment        3,484                         2,766
 Other assets           2,884                         2,171
                      -------                       -------
TOTAL ASSETS         $110,281                      $102,962
                     ========                      ========

LIABILITIES AND EQUITY

Interest-bearing Liabilities:
 Demand deposits      $13,283      365     2.75%    $12,120     $363     3.00%
 Savings deposits      34,329    1,030     3.00%     32,026    1,096     3.42%
 Time deposits         34,717    1,373     3.95%     30,021    1,205     4.01%
 Short-term borrow      4,263      159     3.73%      7,346      214     2.91%
                      -------  -------   -------    -------  -------   -------
Total Int.-bearing     86,592    2,927     3.38%     81,513    2,878     3.53%


Noninterest-bearing
        Liabilities:
 Demand deposits       12,886                        11,278
 Other liabilities      1,076                         1,119
Total Stockholders'
            Equity      9,727                         9,052
                      -------                       -------
TOTAL LIABILITIES
       AND EQUITY    $110,281                      $102,962
                     ========                      ========
Net Interest Earnings           $5,114                        $4,638
                              ========                      ========
Net Yield on Earning Assets                5.10%                         4.90%
                                        ========                      ========

(1) Weighted average yields on assets exempt from federal taxes have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent.

     For purposes of this report, nonaccruing loans have been included in the average balance.



                                                                             (4)

ITEM 1 - (Continued)

The following table sets forth for the periods indicated, a summary of the changes in interest income and expense resulting form changes in volume and changes in rates. Changes not solely due to volume or rate have been allocated to the most significant component.




                          1994 COMPARED WITH 1993    1993 COMPARED WITH 1992
                         INCREASE (DECREASE) DUE TO INCREASE (DECREASE) DUE TO
                         -------------------------- --------------------------
                          VOLUME    RATE    TOTAL    VOLUME    RATE    TOTAL
                         -------- -------- -------- -------- -------- --------
INTEREST INCOME ON:
 Interest bearing deposits
  with other banks          39        3       42       16       (2)      14
 Federal funds sold        (18)      16       (2)      (4)      (8)     (12)
 Sec. held for sale       (323)       0     (323)     111      (44)      67
 Taxable invest. sec.      363      (30)     333      (71)    (402)    (473)
 Tax exempt invest.        (52)     (17)     (69)     158      (72)      86
 Loans                     400      144      544      251     (175)      76
                         -------- -------- -------- -------- -------- --------

TOTAL EARNING ASSETS       409      116      525      461     (703)    (242)
                         ======== ======== ======== ======== ======== ========


INTEREST EXPENSE ON:
 Demand deposits            32      (30)       2       47      (50)      (3)
 Savings deposits           69     (135)     (66)     197     (204)      (7)
 Time deposits             186      (18)     168      (11)    (279)    (290)
 Short-term borrow        (115)      60      (55)     (85)     (43)    (128)
 Long-term borrowing                                                      0
                         -------- -------- -------- -------- -------- --------

TOTAL INTEREST
  BEARING LIAB.            172     (123)      49      148     (576)    (428)
                         ======== ======== ======== ======== ======== ========

Change in net
  interest income          237      239      476      313    $(127)    $186
                         ======== ======== ======== ======== ======== ========

Weighted average yields on assets exempt from federal taxes have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent.




















                                                                           (5)

ITEM 1 (Continued)

II.  INVESTMENT PORTFOLIO

The following tables set forth the maturities of debt securities as of December 31, 1994, along with the related weighted average yields.




                                  0 - 1 YEAR               1 - 5 YEARS
                              -------------------      -------------------
                               AMOUNT     YIELD         AMOUNT     YIELD
                              --------   --------      --------   --------
                                         (In thousands of dollars)

U.S. Treasury and other
  U.S. Government agencies
  and corporations             $2,501      6.59%       $22,630       6.14%

States and political
  subdivisions (1)                  0      0.00          1,905       7.87
Other debt securities              10      5.50            250       5.00
                              --------                 --------
     TOTAL                     $2,511      6.59%       $24,785       6.26%
                              ========                 ========



                                 5 - 10 YEARS             10 YEARS +
                              -------------------      -------------------
                               AMOUNT     YIELD         AMOUNT     YIELD
                              --------   --------      --------   --------
                                         (In thousands of dollars)

U.S. Treasury and other
  U.S. Government agencies
  and corporations             $3,475      6.72%         $1,508      8.49
States and political
  subdivisions (1)              9,022      9.08           1,808      7.98
                              --------                  --------
     TOTAL                    $12,497      8.42%         $3,316      8.21%
                              ========                  ========


(1) Weighted average yields on assets exempt from federal taxes have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent.




















                                                                           (6)
ITEM 1 (Continued)

INVESTMENT CONCENTRATIONS

As of December 31, 1994, the aggregate book value of investment securities of no single issuer (except for U.S. Government Agencies and Corporations) exceeded 10% of Stockholders' Equity.




III. LOAN PORTFOLIO

MAJOR LOAN CLASSIFICATIONS

The following table presents the balance in each of the major loan classifications for the periods indicated.

                                                         December 13
                                                     1994           1993
                                                  -------------------------
                                                  (In thousands of dollars)

     Commercial loans                             $26,941          $23,544
     Residential Real Estate Loans                 20,679           21,143
     Consumer loans                                11,395           10,380
                                                  -------------------------
     Total                                        $59,015          $55,067
                                                  =========================

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Commercial loans outstanding as of December 31, 1994, will mature based upon the following payment schedule. Additionally, commercial loans due after one year are classified according to their sensitivity to changes in interest rates.

                                       MATURING WITHIN
                                -----------------------------
                                 0 - 1      1 - 5        5+
                                 YEAR       YEARS      YEARS      TOTAL
                                -------    -------    -------    -------
                                       (In thousands of dollars)

  Commercial loans               20,663      5,690        588     26,941


  Commercial loans maturing
    after one year with:
      Fixed rates                               55
      Variable rates                         5,635
                                           -------
                                             5,690
                                           =======


As of December 31, 1994, the Company had no real estate construction loans.










                                                                          (7)

ITEM 1 (Continued)

RISK ELEMENTS

Nonperforming Loans

The following table summarizes nonperforming loans as of the indicated periods.


                                                   December 31
                                                1994         1993
                                            -------------------------
                                            (In thousands of dollars)

Nonaccrual loans                                 14           35
Troubled debt restructuring                       0           79
Loans which are contractually past due
  90 days or more as to interest and
  principal, but have not been placed
  in a nonaccrual status                        202           65


The difference between the interest income which would have been recorded on nonaccrual loans under their original terms and that recorded was not material nor was the actual income recorded on such loans.










































                                                                           (8)

ITEM 1 (Continued)

Summary of Loan Loss Experience

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance which have been charged to expense.

                                        Year Ended December 31
                                         1994           1993
                                     ---------------------------
                                      (In thousands of dollars)

Balance of the allowance for loan
  losses at the beginning of
  the period                            $ 445          $ 350

Loans charged off:
     Commercial                            27              9
     Real estate                            9             19
     Consumer                              51             50
                                       -------        -------
  Total                                    87             78


Recoveries of loans previously
  Charged off:
     Commercial                             1
     Real estate                                           2
     Consumer                              14             17
                                       -------        -------
       Total                               15             19

Net loans charged off                      72             59

Additions to allowance charged
  to expense                               87             93

Allowance on acquired loans                               61
                                       -------        -------

Balance of the allowance for
  loan losses at the end of
  the period                            $ 460          $ 445
                                       =======        =======

Ratio of net charge-offs during
  the period to average loans
  outstanding (1)                       0.15%          0.15%


(1) For purposes of calculating the above ratio, loans represented by bankers acceptances, collateralized mortgage obligations, commercial loan participations, and commercial paper were excluded from average loans outstanding. In management's opinion, these are extremely low risk instruments which do not warrant an allocation in terms of the allowance for loan losses.











                                                                           (9)

ITEM 1 - (Continued)

The allowance for loan losses is established through charges to operating expenses in the form of a provision for loan losses. Loan losses or recoveries are charged or credited directly to the allowance. The provision for loan losses is determined by senior management upon consideration of several factors, including its loss experience in relation to outstanding loans and the existing level of the allowance, specific analysis of large loans and loans adversely classified internally or by regulatory authorities, and analysis of anticipated economic conditions in the market area served by the Bank.

The Bank charges-off any loan or that portion of any loan which management considers to represent a loss, in whole or in part. In making this determination, management evaluates the adequacy and marketability of the collateral, the strength of any guarantors, the adequacy of the borrower's secondary resources for repayment and the amount and likelihood of further collections based upon the borrower's financial condition and general economic conditions in the borrower's industry.

Although management considers itself generally able to identify borrowers with financial difficulties at a reasonably early date, there is no precise method of predicting loan losses, and decisions made to charge-off any loan, in whole or in part, are an exercise in judgment. Similarly, the determination of the adequacy of the allowance for loan losses can be made only on a judgmental basis involving estimates and assumptions with respect to subsequent economic conditions and other factors relating to individual borrowers and specific industries.

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:


                                        December 31
                            1994                            1993
                 -----------------------------------------------------------
                                 (In thousands of dollars)

                               Percentage of                   Percentage of
                               Loans in Each                   Loans in Each
                                Category to                     Category to
                 Allowance      Total Loans      Allowance      Total Loans
                 ---------     -------------     ---------     -------------
Commercial         $ 70            45.65%          $120            42.37%
Real estate         169            35.04            148            38.36
Consumer             75            19.31             72            19.27
Unallocated         146                             105
                 ---------     -------------     ---------     -------------
        TOTAL      $460           100.00%          $445           100.00%
                 =========     =============     =========     =============
















                                                                           (10)
ITEM 1 (Continued)

Deposits

Maturities of certificates of deposit of $ 100,000 or more which were outstanding as of December 31, 1994 are summarized below (in thousands of dollars):


                    3 months or less           $1,346
                    3 - 6 months                  635
                    6 - 12 months                 600
                    Over 12 months              1,113
                                              -------
                         TOTAL                 $3,694
                                              =======






Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Company for each of the last two years:

                                              Year Ended December 31
                                                 1994         1993
                                              -----------------------
   Return on:
     Average stockholders' equity(1)            12.16%         14.69%
     Daily average total assets(1)               1.07           1.29
   Dividend payout ratio(1)                     33.61          28.14
   Average stockholders' equity
     to daily average total assets               8.82           8.79


(1)Based on income before cumulative effect of change in accounting principle.




























                                                                          (11)

ITEM 1 (continued)

Short-term Borrowings

The following table shows the distribution of those short-term borrowings for which the average balance outstanding exceeds 30% of stockholders' equity and the weighted average interest rates thereon at the end of each of the last two years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as the weighted average interest rates for the last two years.



                                             Securities Sold
                                            Under Agreements
                                              to Repurchase
                                       ---------------------------
                                         (In thousands of dollars)


          Year ended December 31:
               1994                                  $ 8,634
               1993                                    4,947

          Weighted average interest
            rate at year end:
               1994                                    4.92%
               1993                                    2.65

          Maximum amount outstanding
            at any month's end:
               1994                                  $ 8,634
               1993                                   14,486

          Average amount outstanding
            during the year:
               1994                                   $3,925
               1993                                    6,915

          Weighted average interest
            rate during the year:
               1994                                    3.78%
               1993                                    2.93




At December 31, 1994, securities sold under agreements to repurchase included approximately $1,242,000 in overnight sweep accounts. The remaining balance consisted of agreements having maturities ranging from 5 to 63 days. The rates offered on these funds vary according to movements in the federal funds and other short term market rates.















                                                                          (12)
ITEM 2 - PROPERTIES

The principal offices of First Merchants are located at the same location as the offices of Merchants National, at Fourth Avenue and Washington Street, in Montgomery, Fayette County, West Virginia. This facility consists of a full-service banking lobby as well as office space for the various other banking services offered by Merchants National. In November, 1987, Merchants National placed in service a new facility which connects with the main structure via an aerial walkway. This new facility features a full-service walkup lobby and five drive through lanes at ground level and additional office space on the second floor.

Merchants National opened its first full-service branch in Glasgow, Kanawha County, West Virginia on January 2, 1987. This facility offers a full-service banking lobby as well as five drive through lanes. On March 1, 1990, First Merchants merged its two subsidiary banks, Merchants National and Gauley National. Gauley National, which is now a branch of Merchants National, is located at One Main Street, Gauley Bridge, Fayette County, West Virginia. This facility consists of a full-service banking lobby and three drive through lanes at ground level and additional office space on the second floor.

On September 17, 1993, Merchants National acquired two locations in Charleston, WV. These facilities, which formerly operated as the main office and branch office of Evergreen Federal Savings and Loan, opened as branches of Merchants National on September 20, 1993. One office is located at 200 Bradford St, Charleston, Kanawha County, West Virginia. This facility consists of a full-service banking lobby and two drive through lanes at ground level and additional office space in the basement. The second facility is located at 4315 MacCorkle Ave. SE, Charleston, Kanawha County, West Virginia. This office consists of a full-service banking lobby and two drive through lanes.

Merchants National currently operates four automatic teller machines at the following locations: (i) at the main banking facility, (ii) at the Glasgow, WV branch (iii) at the Gauley Bridge, WV branch, and (iv) at the MacCorkle Ave, Charleston, WV branch.


ITEM 3 - LEGAL PROCEEDINGS

Merchants National is presently a party to certain legal proceedings arising from transactions occurring in the normal course of business. In the opinion of Merchants National's management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's financial position.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None


















                                                                          (13)
PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

First Merchants is authorized to issue 1,000,000 shares of common stock with a par value of $2 per share. As of December 31, 1994, there were 576,000 shares issued and outstanding. First Merchants' stockholders are entitled to one vote for each share of common stock owned on all matters subject to a vote of the stockholders. The unissued portion of First Merchants' authorized common stock is available when and if the Board of Directors deems advisable. While there are no present plans to issue any additional shares of First Merchants' stock, except to directors for qualifying shares as required under national banking law, additional shares could be issued for the purpose of raising capital, in connection with the acquisition of other businesses, or for other appropriate purposes. First Merchants' stockholders do not have preemptive rights; therefore, shares of the authorized, but unissued stock of First Merchants may be issued without first offering the shares to First Merchants' stockholders. First Merchants' stock was held by approximately 223 stockholders of record as of December 31, 1994.

First Merchants has only one class of stock, common stock, and all voting rights are in the holders of that stock. First Merchants paid cash dividends on its common stock as follows in 1994 and 1993:


      1994
             Declared 3-17-94, paid 4-5-94 - $ .13 per share Declared 6-21-94, paid 7-1-94 - $ .13 per share Declared 9-20-94, paid 10-5-94- $ .13 per share Declared 12-20-94,paid 1-6-94 - $ .30 per share

      1993
             Declared 3-23-93, paid 4-1-93 - $ .13 per share Declared 6-15-93, paid 7-1-93 - $ .13 per share Declared 9-21-93, paid 10-1-93- $ .13 per share Declared 12-22-93,paid 1-3-94- $ .27 per share


Dividends paid by Merchants National to First Merchants are the primary source of funds available to First Merchants for the payment of dividends to its stockholders. There are certain restrictions on the payment of dividends to First Merchants from the subsidiary bank as described in Management's Discussion and Analysis and Note H of Notes to Consolidated Financial Statements.
























                                                                          (14)

First Merchants' stock is not widely traded and the volume of trading is limited. There is no established market for First Merchants' stock. Most transactions occur in the local area and bid and ask prices are not available. The following table presents, on a historical basis, the high and low prices of First Merchants' stock, for the periods indicated, for the transactions of which First Merchants has knowledge.



                               STOCK PRICES              NUMBER OF SHARES
                            HIGH           LOW           BOUGHT / SOLD *
                          ----------------------        ------------------
1994
     First Quarter        $ 26             $ 21                4,828
     Second Quarter         26               25                2,840
     Third Quarter          26               25                   80
     Fourth Quarter         28               27                  400

1993
     First Quarter        $  -             $  -                    -
     Second Quarter         16               15                3,120
     Third Quarter          20               16                3,734
     Fourth Quarter         21               20                1,670


     * The number of shares bought and sold indicated in this column does not include shares transferred without monetary consideration, such as a transfer by an estate to an heir.

     All per share data have been restated to reflect a stock split effected in the form of a 3 for 1 stock dividend which occurred in 1993.

On March 14, 1995, the Company's board of directors approved a plan whereunder the Compny will be acquired by City Holding Company. The merger is subject to approvals of shareholders and regulators, and is expected to be consummated in the summer of 1995.































                                                                          (15)
ITEM 6 - SELECTED FINANCIAL DATA

                             1994      1993      1992      1991      1990
                           ------------------------------------------------
                                         (In thousands of dollars,
                                           except per share data)


Total interest income       $7,614    $7,086    $7,353    $8,103    $8,470
Total interest expense       2,926     2,878     3,306     4,495     5,235
                           --------  --------  --------  --------  --------
Net interest income          4,688     4,208     4,047     3,608     3,235
Provision for loan losses       87        93       103        73       135
                           --------  --------  --------  --------  --------
Net interest income after
  provision for loan losses  4,601     4,115     3,944     3,535     3,100
Total noninterest income       602       858       431       497       458
Total noninterest expense    3,668     3,225     2,980     2,897     2,727
                           --------  --------  --------  --------  --------
Income before income taxes
 and cumulative effect of
 change in accounting prin.  1,535     1,748     1,395     1,135       831
Income taxes                   352       418       327       305       216
                           --------  --------  --------  --------  --------
Income before cumulative
 effect of change in
 accounting principle        1,183     1,330     1,068       830       615

Cumulative effect of change
 in accounting principle                (117)
                           --------  --------  --------  --------  --------
Net income                   1,183     1,213    $1,068    $  830    $  615
                           ========  ========  ========  ========  ========

 Per common share data:
  Cash dividends declared    $0.69     $0.65     $0.46     $0.40     $0.38
  Income before cumulative
   effect of change in
   accounting principle      $2.05     $2.31     $1.85     $1.44     $1.07

  Cumulative effect of change
   in accounting principle              (.20)
                           --------  --------  --------  --------  --------
  Net income                 $2.05     $2.11      1.85      1.44      1.07

Total assets as of
  December 31              115,291   109,147   104,492    94,638    93,792

          OTHER DATA
------------------------------
  (In thousands of dollars)

Total average assets      $110,281  $102,962   $96,501   $94,099   $93,475

Total average long-term debt                                           278

Total average
   stockholders' equity      9,727     9,052     8,148     7,280     6,757

Average equity as
   a percent of
   average assets            8.82%     8.79%     8.44%     7.74%     7.23%

Return on average equity    12.16     14.69     13.11     11.40      9.10

Return on average assets     1.07      1.29      1.11      0.88      0.66

                                                                          (16)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF CHANGES IN FINANCIAL POSITION

Total deposits as reflected in the consolidated Balance Sheets increased approximately $2.9 million during 1994. This increase in the Company's primary source of funds was complimented by an increase in the level of securities sold under agreements to repurchase of approximately $3.7 million.

Net loans outstanding, exclusive of certain short-term instruments classified as loans, increased approximately $2.8 million OR 6.2% during 1994. This compares with the loan growth experienced in 1993 of $2.7 million or 7.22%, exclusive of the loans purchased from Evergreen. For financial statement purposes, purchases of commercial loan participations and commercial paper are classified as net loans outstanding. The following table provides a comparative analysis of the loan portfolio segregated by the typical loan products offered by Merchants National to its customers and short-term financial instruments classified as loans:

                                                     DECEMBER 31
                                         1994           1993           1992
                                      -----------    -----------    -----------
  Loans, net of unearned income
    and allowance for loan losses     $47,913,738    $45,115,039    $36,957,493
  Short-term financial instruments
    classified as loans                10,500,455      9,318,614     15,170,749
                                      -----------    -----------    -----------
  Net loans outstanding               $58,414,193    $54,433,653    $52,128,242
                                      ===========    ===========    ===========

Historically, the Company has purchased the short-term financial instruments classified as loans to match maturities of repurchase agreements and volatile deposits. Management has elected to maintain a higher volume of these instruments, relative to the volume of volatile funds, in an effort to reduce the Company's liability sensitive financial position and corresponding interest rate risk. Management has also directed its marketing efforts towards generating additional loan demand through more competitive pricing of its loan products in an effort to preserve its net yield on earning assets.

Net unrealized (loss) gain, on securities available for sale declined by approximately $1,095,000 (net of related taxes) during 1994. This decline can be attributed to the rising interest rate environment in effect throughout the year which has resulted in declining market values of securities classified as available for sale.

As of December 31, 1994, management is not aware of any current recommendations by regulatory authorities, which if implemented, would have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. There are also no known trends, demands, commitments, or uncertainties that have had, or that are reasonably expected to have, a material favorable or unfavorable impact on the financial results of the Company.


SUMMARY OF RESULTS OF OPERATIONS

Net income for 1994 was $1,182,560, as compared to $1,212,677 and $1,067,712 for 1993 and 1992, respectively.




                                                                          (17)
NET INTEREST INCOME

The Company's net interest income increased approximately $480,000 during 1994 when compared with 1993 and approximately $160,000 during 1993 when compared with 1992. The Company's net yield on earning assets increased to a level of 5.09% in 1994 from 4.90% in 1993 after decreasing from a level of 4.98% in 1992. The following table presents the weighted yield on earning assets, weighted cost of funds and net yield on earning assets for each of the periods presented:


                                                1994        1993        1992
                                             ---------   ---------   ---------
WEIGHTED YIELD ON EARNING ASSETS (1)            8.02%       7.93%       8.68%

WEIGHTED COST OF RATE SENSITIVE LIABILITIES     3.38        3.53        4.26

NET YIELD ON EARNING ASSETS                     5.10        4.90        4.98


(1) Weighted average yields on assets exempt from federal income taxes have been computed on a fully tax equivalent basis assuming a tax rate of 34 percent.












































                                                                          (18)

The following tables present the Bank's asset (liability) sensitivity position:







                                  REPRICING FREQUENCY
                                 at December 31, 1994
                      ------------------------------------------
                       0 - 30    31 - 90    91 - 365     365+
                        DAYS       DAYS       DAYS       DAYS       TOTAL
                      ---------  ---------  ---------  ---------  ---------
                                    (In Thousands of Dollars)

Interest bearing
  deposits with
  other banks               29                   642                   671
Federal funds sold         810                                         810
Securities available
  for sale               7,246                 7,247        396     14,889
Securities held
  to maturity              750        510      1,001     26,387     28,648
Loans                   20,262      6,612     12,000     19,540     58,414
                      ---------  ---------  ---------  ---------  ---------
TOTAL EARNING ASSETS    29,097      7,122     20,890     46,323    103,432



Interest bearing
  demand deposits       13,942                                      13,942
Savings deposits         3,225      6,450     22,686                32,361
Time deposits            4,457      5,525     13,803    $11,779     35,564
Short-term borrowings    5,952      3,192                            9,144
                      ---------  ---------  ---------  ---------  ---------
TOTAL RATE SENSITIVE
  LIABILITIES           27,576     15,167     36,489     11,779     91,011
                      ---------  ---------  ---------  ---------  ---------
ASSET (LIABILITY)
  SENSITIVITY
  AT 12-31-94            1,521     (8,045)   (15,599)    34,544     12,421
                      =========  =========  =========  =========  =========

Cumulative gap           1,521     (6,524)   (22,123)    12,421
                      =========  =========  =========  =========





















                                                                          (19)

                                  REPRICING FREQUENCY
                                 at December 31, 1993
                      ------------------------------------------
                       0 - 30    31 - 90    91 - 365     365+
                        DAYS       DAYS       DAYS       DAYS       TOTAL
                      ---------  ---------  ---------  ---------  ---------
                                    (In Thousands of Dollars)

Interest bearing
  deposits with
  other banks            1,215                                       1,215
Federal funds sold         710                                         710
Securities available
  for sale              21,056                                      21,056
Securities held
  to maturity              564        190      2,227     18,159     21,140
Loans                   20,745      4,083     11,679     18,455     54,962
                      ---------  ---------  ---------  ---------  ---------
TOTAL EARNING ASSETS    44,290      4,273     13,906     36,614     99,083



Interest bearing
  demand deposits       13,176                                      13,176
Savings deposits        34,209                                      34,209
Time deposits            4,280      6,328     13,573     10,177     34,358
Short-term borrowings    3,893      1,650                            5,543
                      ---------  ---------  ---------  ---------  ---------
TOTAL RATE SENSITIVE
  LIABILITIES           55,558      7,978     13,573     10,177     87,286
                      ---------  ---------  ---------  ---------  ---------
ASSET (LIABILITY)
  SENSITIVITY
  AT 12-31-93          (11,268)    (3,705)       333     26,437     11,797
                      =========  =========  =========  =========  =========

Cumulative gap         (11,268)   (14,973)   (14,640)    11,797
                      =========  =========  =========  =========




The analysis above is a "static gap" presentation applicable at a particular point in time. Various assumptions and estimates have been made by management in determining maturity and repayment patterns for purposes of these tables. One such assumption is that the entire portfolio of securities available-for-sale is available for use in the Company's current operations.


PROVISION FOR LOAN LOSSES

The provision for loan losses is an estimate based upon management's continuing assessment of the adequacy of the allowance for loan losses in relation to anticipated losses. The provision for loan losses is determined based on quarterly reviews of the adequacy of the allowance, given current trends and existing economic conditions, along with estimates of exposure to losses applicable to specific higher risk loans.

During 1994, loans totaling approximately $87,000 were charged-off and recoveries of previously charged-off amounts totaled approximately $15,000.
The resulting net charge-offs of $72,000 are higher than net charge-offs for 1993 of $59,000 and lower than 1992 net charge-offs of $113,000. The provision charged to operations in 1994 was $86,699 as compared with $93,193 and $103,155 in 1993 and 1992, respectively.



                                                                          (20)
The allowance for loan losses represented 0.96%, .099%, and 0.94% of outstanding loans at December 31, 1994, 1993, and 1992, respectively. Management is not aware of any significant potential problem loans as of December 31, 1994. For purposes of calculating the percentage of the allowance for loan losses to outstanding loans, short-term financial instruments classified as loans were excluded from total loans outstanding. In management's opinion, these are extremely low risk instruments which do not warrant an allocation in terms of the allowance for loan losses.

Nonperforming loans at December 31, 1994, approximated $216,000 as compared with $179,000 and $322,000 at December 31, 1993 and 1992, respectively. The ratio of the allowance for loan losses to nonperforming loans was 213% at December 31, 1994, as compared to a coverage ratio of 229% at December 31, 1993. Management does not anticipate significant ultimate losses on any of these nonperforming credits.

The average balance of nonaccrual loans was approximately $31,000 and $33,000 for 1994 and 1993, respectively. Therefore, the interest earnings foregone on these funds were immaterial, as was the income collected and recorded in interest income on the cash basis.


NONINTEREST INCOME AND EXPENSES

Total noninterest income decreased approximately $256,000 during 1994 when compared with 1993 as a result of a decline in securities gains of approximately $278,000. The increase in total noninterest income from 1992 to 1993 also resulted primarily from securities gains and losses. The 1992 net gains are inclusive of a write-down (other than temporary loss) of approximately $200,000 on certain equity securities.

Total noninterest expenses increased approximately $443,000 during 1994 when compared with 1993, and approximately $245,000 during 1993 when compared with 1992. The increase in total noninterest expenses during 1994 is attributable to increases in salaries and employee benefits, occupancy expense of premises, and other operating expenses. The primary reason for these increases is that 1994 was the first full year of ownership and operation of the two former Evergreen locations. The increase in total noninterest expense during 1993 is primarily attributable to expenses incurred in connection with the acquisition of Evergreen.

As more fully discussed in Note I to the audited consolidated financial statements, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. The adoption of the Statement decreased 1993 net income by approximately $124,000 consisting of a one-time charge in the first quarter of approximately $117,000 and additional expense during the year for the excess of expense under SFAS no. 106 over amounts resulting from the cash method of accounting previously employed. The Company's capital strength influenced management's decision to recognize the SFAS No. 106 transition Liability immediately, which will reduce reported benefit costs in future periods.


INCOME TAXES

First Merchants' effective income tax rate for 1994 was 22.97% as compared with 23.91% and 23.47% for 1993 and 1992, respectively. The principal reason for the difference between the effective and statutory tax rates during each period was tax-exempt interest income.

As more fully discussed in Note J to the audited consolidated financial statements, the Company prospectively adopted the liability method of accounting for income taxes during 1993, without material effect. As of December 31, 1994 gross deferred tax assets total approximately $840,000 as compared to $342,000 as of December 31, 1993. The increase in these assets, as well as their composition, is primarily unrealized losses on securities available for sale.
                                                                          (21)
Pursuant to management's evaluation for the quarter ended December 31, 1994, no valuation allowance has been allocated to the deferred tax assets. The quarterly evaluation process employed by management is based upon the expected reversal period of the assets, in consideration of taxes paid by the Company in the carry back years and expected reversals of existing taxable temporary differences.

Those assets for which realization is expected to be dependent on future events are subjected to further evaluation. Management's analysis has shown that realization of the deferred tax asset related to the OPEB accrual will likely be dependent on future events. After considering such factors as the magnitude of the asset relative to historical levels of financial reporting income and taxable income, the period over which future taxable income would have to be earned to realize the asset, and budgeted future results of operations, management has concluded it is more likely than not that the asset arising from the OPEB accrual and all other deferred tax assets existing at December 31, 1994, will be realized. At present, management does not expect implementation of tax planning strategies will be necessary to ensure realization. The need for a valuation allowance will continue to be addressed by management each quarter and any changes in the valuation allowance will be reported concurrently in the Company's quarterly results of operations.

CAPITAL RESOURCES

The ratio of average equity to average assets increased from 8.79% in 1993 to 8.82% in 1994. The increase, which is due to retained net profits, was minimized by unrealized losses on securities available-for-sale. While First Merchants is not subject to the risk-based capital regulations because its total assets are presently less than $150 million, a similar exemption based upon size is not available to the subsidiary bank. Accordingly, Merchants National is required to meet a minimum ratio for qualifying total capital to risk-weighted total assets of 8% as of December 31, 1994. Furthermore, its Tier One capital, or common stockholders' equity less goodwill, must equal at least 4% of risk-weighted total assets at December 31, 1994.

At December 31, 1994, Merchants National's risk-based capital ratios in both the total qualifying capital and Tier One capital categories approximated 14.11% and 13.43%, respectively. This posture is indicative of management's conservative lending and investment policies.


LIQUIDITY

First Merchants currently has a strong liquidity position and material changes in such position are not expected. In addition to assuring the availability of adequate funds to meet its cash flow requirements, First Merchants' management closely monitors its liquidity position in order to reduce exposure to interest rate risk. This is accomplished largely by matching maturities of assets and liabilities, particularly volatile funds such as securities sold under agreements to repurchase and large denomination certificates of deposit.

The major internal sources of liquidity are balances maintained by Merchants National with its correspondent banks as well as cash on hand. A significant volume of securities available-for-sale and short-term financial instruments classified as loans complement the balance of cash and cash equivalents. First Merchants has also demonstrated the ability to obtain external financing in the event such needs arise.

In management's opinion, the liquidity of First Merchants is adequate to accommodate any anticipated cash requirements, and exposure to future changes in market interest rates has been effectively minimized.






                                                                          (22)
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Report of Ernst & Young LLP
                          Independent Auditors

Board of Directors and Stockholders
First Merchants Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of First Merchants Bancorp, Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, Stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Merchants Bancorp, Inc. and subsidiary at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the footnotes to the consolidated financial statements, in 1993 First Merchants Bancorp, Inc. changed its method of accounting for securities (Note D), postretirement benefits other than pensions (Note I), and income taxes(Note J).



Charleston, West Virginia
January 27, 1995, except as to Note O,
the date of which is March 14, 1995
























                                                                       (23)

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                                             DECEMBER 31
                                                          1994          1993
ASSETS                                               ------------  ------------
  Cash and due from banks                              $5,211,650    $4,436,864
  Federal funds sold                                      810,000       710,000
                                                     ------------  ------------
                           CASH AND CASH EQUIVALENTS    6,021,650     5,146,864

  Interest-bearing deposits in other banks                670,734     1,215,307
  Securities available for sale (cost: 12-31-94 -
    $16,204,906: 12-31-93 - $20,547,829)               14,888,731    21,056,123
  Securities held to maturity (approximate market
    value: 12-31-94 - $28,304,476;
    12-31-93 - $22,312,255)                            28,648,209    21,139,938

  Loans - gross                                        59,015,396    55,067,019
  Less:  Unearned income                                 (141,203)     (188,366)
         Allowance for loan losses                       (460,000)     (445,000)
                                                     ------------  ------------
                                         LOANS - NET   58,414,193    54,433,653

  Premises and equipment                                3,452,390     3,551,457
  Other assets                                          3,195,202     2,603,663
                                                     ------------  ------------
                                        TOTAL ASSETS $115,291,109  $109,147,005
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest bearing                             $13,674,107   $10,882,479
      Interest bearing                                 81,867,045    81,742,940
                                                     ------------  ------------
                                      TOTAL DEPOSITS   95,541,152    92,625,419
    Short-term borrowings:
      Securities sold under agreements
        to repurchase                                   8,634,139     4,947,012
      Other short-term borrowings                         509,881       595,807
                                                     ------------  ------------
                         TOTAL SHORT-TERM BORROWINGS    9,144,020     5,542,819
    Other liabilities                                   1,144,151     1,207,401
                                                     ------------  ------------
                                   TOTAL LIABILITIES  105,829,323    99,375,639
  Stockholders' equity:
    Common stock, $2 par value, 1,000,000 shares
      authorized, 576,000 shares issued and
      outstanding                                       1,152,000     1,152,000
    Surplus                                               649,343       649,343
    Retained earnings                                   8,450,153     7,665,033
    Net unrealized (loss) gain on Securities
      available for sale, net of related tax effect:
      1994 $(526,465); and 1993 $203,304                 (789,710)      304,990
                                                     ------------  ------------
                          TOTAL STOCKHOLDERS' EQUITY    9,461,786     9,771,366
                                                     ------------  ------------
                               TOTAL LIABILITIES AND
                                STOCKHOLDERS' EQUITY $115,291,109  $109,147,005
                                                     ============  ============
See notes to consolidated financial statements.




                                                                          (24)
CONSOLIDATED STATEMENTS OF INCOME
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                                YEAR ENDED DECEMBER 31
                                           1994          1993          1992
INTEREST INCOME                         ----------    ----------    ----------
  Interest and fees on loans            $4,899,930     4,349,508     4,272,442
  Interest and dividends on securities:
    Taxable                              1,825,918     1,842,861     2,245,531
    Nontaxable                             761,162       806,764       750,040
  Interest on federal funds sold            47,284        48,616        61,228
  Interest on deposits with other banks     79,781        38,050        23,604
                                        ----------    ----------    ----------
                 TOTAL INTEREST INCOME   7,614,075     7,085,799     7,352,845
INTEREST EXPENSE
  Interest on deposits                   2,767,583     2,664,333     2,964,063
  Interest on short-term borrowings        158,949       213,973       341,558
                                        ----------    ----------    ----------
                TOTAL INTEREST EXPENSE   2,926,532     2,878,306     3,305,621
                                        ----------    ----------    ----------
                   NET INTEREST INCOME   4,687,543     4,207,493     4,047,224
PROVISION FOR LOAN LOSSES                   86,699        93,193       103,155
                                        ----------    ----------    ----------
             NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES   4,600,844     4,114,300     3,944,069
OTHER INCOME
  Service charges on deposit accounts      326,698       306,879       272,619
  Other service charges and fees            50,509        48,746        41,210
  Securities gains, net                     73,829       351,522         6,122
  Other                                    151,024       151,001       111,205
                                        ----------    ----------    ----------
                    TOTAL OTHER INCOME     602,060       858,148       431,156
OTHER EXPENSE
  Salaries and employee benefits         1,752,089     1,573,371     1,444,818
  Occupancy expense of premises            298,126       237,402       204,785
  Furniture and equipment expense          291,738       283,545       303,201
  Other operating expenses               1,325,789     1,130,605     1,027,317
                                        ----------    ----------    ----------
                   TOTAL OTHER EXPENSE   3,667,742     3,224,923     2,980,121
                                        ----------    ----------    ----------
    INCOME BEFORE INCOME TAXES
      AND CUMULATIVE EFFECT OF
      CHANGE IN METHOD OF ACCOUNTING     1,535,162     1,747,525     1,395,104
INCOME TAXES                               352,602       417,918       327,392
                                        ----------    ----------    ----------
      Income Before Cumulative Effect
      of Change in Method of Accounting $1,182,560    $1,329,607     1,067,712

      Cumulative Effect as of January
      1, 1993 of change in Method of
      Accounting for Other Postretirement
      Benefits, Net of income tax benefit
      of $77,953                                        (116,930)
                                        ----------    ----------    ----------
                           NET INCOME   $1,182,560    $1,212,677     1,067,712
     EARNINGS PER COMMON SHARE :        ==========    ==========    ==========
        Income before cumulative effect
        of change in method of accounting    $2.05         $2.31         $1.85

        Cumulative effect of change
        in method of accounting                             (.20)
                                          --------      --------      --------

        Net income                           $2.05         $2.11         $1.85
                                          ========      ========      ========

            AVERAGE SHARES OUTSTANDING     576,000       576,000       576,000
                                          ========      ========      ========
See notes to consolidated financial statements.                           (25)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY




                                                            Net
                                                         Unrealized    Total
                                                           Gain
                        Common               Retained    (Loss) on  St'holders'
                        Stock     Surplus    Earnings    Securities   Equity
                      ---------  ----------  ----------  ----------  ----------
Bal. at Jan. 1, 1992   $288,000    $649,343  $6,889,444   ($266,818) $7,559,969

Net income                                    1,067,712               1,067,712

Cash dividends declared
  ($0.46 per share)                            (266,400)               (266,400)

Change in net unrealized
  loss on marketable equity
  securities                                                179,721     179,721
                     ----------  ----------  ----------  ----------  ----------
Bal. at Dec. 31, 1992  $288,000    $649,343  $7,690,756    $(87,097) $8,541,002


Net income                                    1,212,677               1,212,677

Cash dividends declared
  ($ .65 per share)                            (374,400)               (374,400)

Change in net unrealized
  loss on marketable equity
  securities                                                 (9,880)     (9,880)

Stock split effected in
  the form of a 3 for 1
  stock dividend        864,000                (864,000)

Change in accounting method
 forsecurities, net of taxes
 of $203,304                                                401,967     401,967
                     ----------  ----------  ----------  ----------  ----------
Bal.at Dec. 31, 1993 $1,152,000    $649,343  $7,665,033    $304,990  $9,771,366

Net income                                    1,182,560               1,182,560

Change in net unrealized
  loss on securities                                     (1,094,700) (1,094,700)

Cash dividends
  ($.69 per share)                             (397,440)               (397,440)
                     ----------  ----------  ----------  ----------  ----------

Bal.at Dec. 31, 1994 $1,152,000    $649,343  $8,450,153  $(789,710)  $9,461,786
                     ==========  ==========  ==========  ==========  ==========






See notes to consolidated financial statements.
                                                                       (26)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                               THE YEAR ENDED DECEMBER 31
                                            1994          1993          1992
OPERATING ACTIVITIES                     ----------    ----------    ----------
  Net income                             $1,182,560    $1,212,677    $1,067,712
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Cumulative effect of change in
         accounting principle                             116,930
      Net amortization                       (8,846)       (2,589)       41,013
      Provision for loan losses              86,699        93,193       103,155
      Depreciation                          204,392       220,057       222,056
     Deferred income tax expense (benefit)   (5,547)       13,257      (124,951)
      Securities, gain net                   73,829      (351,522)       (6,122)
      Purchases of trading securities             0    (2,880,211)   (5,177,674)
      Proceeds from sales of trading
        securities                                0     2,880,211     5,177,674
      Increase in other assets              160,973         2,158        63,613
      Decrease in other liabilities         (63,250)     (212,551)     (129,869)
                                         ----------    ----------    ----------
  NET CASH PROVIDED BY OPERATING ACTIVITY 1,483,152     1,091,610     1,236,607

INVESTING ACTIVITIES
  Purchases of investment securities    (11,588,316)  (14,976,841)  (17,392,904)
  Purchases of securities AFS            (1,955,534)
  Proceeds from sales of securities AFS   6,361,604     6,303,206
  Proceeds from maturities of sec. AFS                  1,591,843
  Proceeds from maturities of invest.sec. 3,610,085     2,763,236     6,760,446
  Proceeds from calls of invest. sec.     1,034,050     3,736,543     8,945,230
  Net decrease in short-term investments                1,295,068
  Net (increase) decrease in loans       (4,141,203)    3,478,477    (5,960,120)
  Net cash received in acquisition                      5,843,968
  Purchases of premises and equipment      (105,325)     (209,854)     (200,848)
  Proceeds from sale of OREO                 56,779        40,919         9,500
                                         ----------    ----------    ----------
  NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                (6,727,860)    9,866,565    (7,838,696)

FINANCING ACTIVITIES
  Net inc.in noninterest-bearing deposits 2,791,628       655,298     1,332,764
  Net inc. (dec.)in interest-bearing dep.   124,105    (1,879,103)    2,701,535
  Net inc. (dec.)in repurchase agreements 3,687,128   (10,248,121)    4,738,724
  Net increase (decrease) in other
      short-term borrowings                 (85,927)       12,111       198,045
  Cash dividends paid                      (397,440)     (420,479)     (234,720)
                                         ----------    ----------    ----------
  NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                   6,119,494   (11,880,294)    8,736,348
                                         ----------    ----------    ----------
NET (DEC.) INC. IN CASH AND CASH EQUIV.     874,786      (922,119)    2,134,259

Cash and cash equiv. at start of period   5,146,864     6,068,983     3,934,724
                                         ----------    ----------    ----------
     CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                 $6,021,650    $5,146,864    $6,068,983
                                         ==========    ==========    ==========



See notes to consolidated financial statements.

                                                                          (27)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of First Merchants Bancorp, Inc. and subsidiary (First Merchants) conform with generally accepted accounting principles. The following is a summary of the more significant policies:

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of First Merchants Bancorp, Inc. and its wholly-owned subsidiary, the Merchants National Bank(Merchants National). All significant intercompany balances and transactions have been eliminated.

Statement of Cash Flows: For purposes of the statement of cash flows, First Merchants considers cash and due from banks and federal funds sold as cash and cash equivalents. Income taxes paid approximated $348,000 in 1994, $529,000 in 1993, and $453,000 in 1992. Interest paid on deposits and short-term borrowings approximated $2,888,000 in 1994, $2,886,000 in 1993, and $3,461,000 in 1992.

Securities: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when First Merchants has the positive intent and ability to hold the securities to
maturity.  Held-to-maturity securities are stated at amortized cost.   Trading
account securities are held for resale in anticipation of short-term market movements and are stated at fair value. Gains and losses on trading securities, both realized and unrealized, are included in other income. No securities were held in the trading account at December 31, 1994 or 1993. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Realized gains and losses, and declines in value estimated to be other-than-temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding. The accrual of interest generally is discontinued when a loan becomes 90 days past due as to principal or interest. when interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover principal and accrued interest, and the loan is in the process of collection.

Allowance for Loan Losses: The allowance for loan losses is established through a provision charged to operations. The allowance for loan losses is established through a provision charged to operations. The allowance represents an amount which, in management's judgement, will be adequate to absorb potential losses on existing loans which may become uncollectible. Management's judgement in determining the adequacy of the allowance is based on quarterly evaluations which take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Loans deemed to be uncollectible are charged against the allowance for loan losses.
                                                                          (28)

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Income Taxes: The consolidated provision for income taxes is based upon reported income and expense. Deferred income taxes (included in other assets or other liabilities, as applicable) are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

First Merchants and its subsidiary file a consolidated income tax return. The subsidiary provides for income taxes on a separate return basis and remits amounts determined to be currently payable to First Merchants.

Loan Fees and Costs: Loan origination fees and direct loan origination costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of loan yield over the life of the related loan.

Net Income Per Common Share: Net income per common share is based on the weighted average common shares outstanding during each year. Net income per share has been restated for all periods presented prior to 1993 to reflect a stock split, effected in the form of a 3 for 1 stock dividend, which occurred in 1993.

NOTE B - ACQUISITION

In March, 1987, First merchants acquired Gauley National Bank (Gauley National), which has subsequently been merged with and into Merchants National. The acquisition was accounted for under the purchase method of accounting. Accordingly, the identifiable tangible and intangible assets and liabilities of Gauley National were adjusted to their estimated fair market values at the date the transaction was consummated.

In September, 1993, Merchants National, was declared the successful bidder for the purchase of certain assets and the assumption of the insured deposits and certain other liabilities of Evergreen Federal Savings and Loan Association (Evergreen) following its closure by the Office of Thrift Supervision.
Merchants National assumed deposits and other liabilities of approximately $15 million in exchange for net loans of $6 million, and cash and cash equivalents (net of premium paid by Merchants National of approximately $900,000) of approximately $6 million and certain other assets. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Evergreen have been included in the consolidated totals from the date of acquisition.

Intangible assets representing the present value of future net income to be earned from the acquired deposits of Gauley National and Evergreen ($459,000) are being amortized on an accelerated basis over ten and seven years, respectively. Accumulated amortization approximated $221,000 and $149,000 at December 31, 1994 and 1993, respectively. The excess of purchase price over the fair market value of the net assets acquired in the Gauley National and Evergreen transactions ($1,008,000) is being amortized on a straight-line basis over 15 years. Accumulated amortization approximated $259,000 and $193,000 at December 31, 1994 and 1993, respectively.

Note C - Restrictions on Cash and Due From Banks

Merchants National is required to maintain balances in cash on hand or on deposit with the Federal Reserve Bank. The average amount of required reserve balances was approximately $737,000 for the year ended December 31, 1994.

                                                                          (29)
Note D - Securities

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." First Merchants elected to adopt the provisions of the new standard at the end of 1993. The cumulative effect as of December 31, 1993 of adopting Statement 115 had no effect on the results of operation. The ending balance of stockholder' equity was decreased as of December 31, 1994 by $789,710 (net of $526,465 in deferred income taxes) to reflect the net unrealized holding loss and increased as of December 31, 1993 by $401,967 (net of $203,304 in deferred income taxes) to reflect the net unrealized holding gain on securities classified as available-for-sale.

The aggregate carrying and approximate market values of securities follow. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.














































                                                                          (30)
                                               December 31, 1994
                           ----------------------------------------------------
                                           Gross         Gross        Estimated
                              Amortized  Unrealized    Unrealized       Market
                                 Cost      Gains         Losses         Value
HELD-TO-MATURITY           ----------------------------------------------------
U.S. Treasury sec. and
  oblig. of U.S. Govern't
  Corp's and agencies       $15,059,378    $  8,812    $(332,508)   $14,735,682
Oblig. of states and
  political subdivisions     10,928,045     262,041     (160,170)    11,029,916
Mortgage-backed securities    2,400,786                 (112,788)     2,287,998
Other debt securities           260,000                   (9,120)       250,880
                          -----------------------------------------------------
Totals                      $28,648,209    $270,853    $(614,586)   $28,304,476
                          =====================================================
AVAILABLE-FOR-SALE
U.S. Treasury sec. and
  oblig. of U.S. Govern't
  corp's and agencies       $13,152,520    $  7,278  $(1,042,429)   $12,117,369
Obligations of state and
  political subdivisions      1,308,011       5,478      (45,579)     1,267,910
                          -----------------------------------------------------
Total debt securities        14,460,531      12,756   (1,088,008)    13,385,279
Equity securities             1,744,375                 (240,923)     1,503,452
                          -----------------------------------------------------
Totals                      $16,204,906    $ 12,756  $(1,328,931)   $14,888,731
                          =====================================================

                                           December 31, 1993
                          -----------------------------------------------------
                                          Gross         Gross        Estimated
                             Amortized  Unrealized    Unrealized       Market
                               Cost       Gains         Losses         Value
HELD-TO-MATURITY          -----------------------------------------------------
U.S. Treasury sec. and
  oblig. of U.S. Govern't
  corp's and agencies       $ 6,497,581  $  127,669    $ (20,207)   $ 6,605,043
Obligations of state and
  political subdivisions     11,904,049     985,913       (3,401)    12,886,561
Mortgage-backed securities    2,168,308      81,193                   2,249,501
Other debt securities           570,000       3,550       (2,400)       571,150
                          -----------------------------------------------------
Totals                      $21,139,938  $1,198,325    $ (26,008)   $22,312,255
                          =====================================================
AVAILABLE-FOR-SALE
U.S. Treasury sec. and
  oblig. of U.S. Govern't
  corp's and agencies      $ 15,216,839    $419,682    $ (67,594)   $15,568,927
Obligations of states and
  political subdivisions      2,395,685     219,433                   2,615,118
                          -----------------------------------------------------
Total debt securities        17,612,524     639,115      (67,594)    18,184,045
Equity securities             2,935,305      33,750      (96,977)     2,872,078
                          -----------------------------------------------------
Totals                     $ 20,547,829    $672,865    $(164,571)    21,056,123
                          =====================================================

The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                          (31)

                                                             ESTIMATED
                                              AMORTIZED        MARKET
                                                COST           VALUE
HELD-TO-MATURITY                            -----------------------------
Due in one year or less                       $ 2,510,693   $ 2,503,105
Due after one year through five years          14,381,652    13,992,987
Due after five years through ten years         10,248,204    10,369,524
Due after ten years                             1,507,660     1,438,860
                                            -----------------------------
                                              $28,648,209   $28,304,476
AVAILABLE-FOR-SALE                          =============================
Due in one year or less                       $         -   $         -
Due after one year through five years          10,403,167     9,611,325
Due after five years through ten years          2,249,353     2,043,444
Due after ten years                             1,808,011     1,730,510
                                            -----------------------------
                                              $14,460,531   $13,385,279
                                            =============================
During 1994, gross gains of approximately $134,000 and gross losses of approximately $96,000 were realized on securities sales. During 1993 and 1992 respectively, gross gains of approximately $353,000 and $209,000, and gross losses of $1,000 and $2,000 were realized on securities sales.

Securities with a carrying value of approximately $11,086,030 and $8,089,179, respectively, have been pledged to secure public deposits and for other purposes as required or permitted by law as of December 31, 1994 and 1993, respectively.

NOTE E - LOANS

Major classifications of loans as of December 31, are summarized as follows:
                                                 1994               1993
  Commercial loans:                         ---------------------------------
    Commercial paper and loan participations  $10,500,455       $ 9,318,614
    Other commercial and industrial            16,440,210        14,225,357
                                            ---------------------------------
                                               26,940,665        23,543,971
  Consumer loans:
    Installment loans                          10,615,351         9,851,982
    Revolving credit                              780,551           528,513
                                            ---------------------------------
                                               11,395,902        10,380,495
  Residential real estate loans                20,678,829        21,142,553
                                            ---------------------------------
                             Total Loans       59,015,396        55,067,019
  Less unearned income on loans                   141,203           188,366
                                            ---------------------------------
                                               58,874,193        54,878,653
  Less allowance for loan losses                  460,000           445,000
                                            ---------------------------------
                             Net loans        $58,414,193       $54,443,653
                                            =================================
Changes in the allowance for loan losses for each of the three years ended
December 31 were as follows:                 1994         1993         1992
                                           ----------------------------------
  Balance, January 1                       $445,000     $350,000     $360,000
  Allowance on acquired loans                              61,000
  Provision for loan losses                  86,699       93,193      103,155
  Charge-offs                               (87,182)     (77,852)    (128,201)
  Recoveries                                 15,483       18,659       15,046
                                           ----------------------------------
                     Balance, December 31  $460,000     $445,000     $350,000
                                           ==================================
                                                                          (32)
Certain directors and executive officers of First Merchants, including their immediate families and companies in which they are principal owners, are loan customers of Merchants National. Such loans were made in the ordinary course of business on the Bank's normal credit terms including interest rate and collateralization and did not represent more than a normal risk of collection. The aggregate amount of loans outstanding at December 31, 1994 and 1993, attributable directly and indirectly to these parties was approximately $3,150,000 and $3,090,000, respectively. During 1994, $733,000 of new loans were made and repayments totaled $673,000.

The FASB has issued SFAS No. 114, "Accounting By Creditors for Impairment of a Loan". The provisions of SFAS No.114 are effective for fiscal years beginning after December 15, 1994. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral in the loan is collateral dependent. First merchants has not yet completed the complex analysis required to estimate the impact of these new rules and does not expect it implement SFAS No. 114 prior to its first quarter 1995 effective date.

NOTE F - PREMISES AND EQUIPMENT

The major categories of premises and equipment are summarized as follows:

                                                      December 31
                                                 1994             1993
                                              ---------------------------
     Land                                     $  913,561       $  913,561
     Buildings                                 3,171,351        3,126,560
     Furniture and equipment                   2,144,560        2,084,026
                                              ---------------------------
                                               6,229,472        6,124,147
     Less accumulated depreciation             2,777,082        2,572,690
                                              ---------------------------
                Premises and Equipment - Net  $3,452,390        3,551,457
                                              ===========================
NOTE G - DEPOSITS

The major categories of deposits are summarized as follows:

                                                      December 31
                                                 1994             1993
                                              ---------------------------
     Demand deposits
      Non-interest-bearing                    $13,674,107     $10,882,479
      Interest-bearing                         13,942,620      13,176,640
     Savings deposits                          32,360,660      34,209,274
     Certificates of deposits < $100,000       31,869,979      30,835,601
     Certificates of deposits > $100,000        3,693,786       3,521,425
                                              ---------------------------
                              Total Deposits  $95,541,152     $92,625,419
                                              ===========================
NOTE H - RESTRICTIONS ON SUBSIDIARY DIVIDENDS

First Merchant's primary source of funds for payment of dividends to stockholders is dividends received from Merchants National. Certain restrictions exist regarding the ability of Merchants National to transfer funds to First Merchants in the form of cash dividends. Federal banking regulations require regulatory approval prior to declaring dividends in excess of the current year's net income, combined with retained net income for the two preceding years. During 1995, Merchants National can, without prior regulatory approval, declare dividends of approximately $1,610,000 to First Merchants, plus retained net profits for the interim period through the date of such
dividend declaration.                                                      (33)

NOTE I - EMPLOYEE BENEFITS

Merchants National participates in a noncontributory defined benefit retirement plan which covers all full-time employees with one year of service who have attained the age of 21. Employee benefits are based on years of service and employee compensation earned during employment. The Bank's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the plans funded status and the amounts recognized in First Merchant's balance sheets at December 31, based on actuarial valuations performed as of November 1:

                                                          1994       1993
                                                       ----------------------
     Actuarial present value of accumulated benefit
      obligations - (substantially vested in full)     $1,143,000  $1,191,000
                                                       ======================

     Proj. benefit oblig. for service rendered to date $1,341,000 $1,402,000 Plan assets at fair value, primarily listed common stocks and investments is various
       mutual bond and stock funds                      1,702,000   1,777,000
                                                       ----------------------
             Funded status - Plan Assets in Excess of
                      Projected Benefit Obligation        361,000     375,000
     Unrecognized net gain from past experience
      different from that assumed and effects of
      changes in assumptions                             (239,000)   (263,000)
     Unrecognized prior service cost                      (23,000)    (25,000)
     Unrecognized net asset (overfunding) at date of
      adoption of FASB No. 87                            (145,000)    (95,000)
                                                       ----------------------
                Net Accrued pension Cost Included
                             in Other Liabilities      $  (46,000) $   (8,000)
                                                       ======================

Net periodic pension cost for each of the three years ended December 31 included the following components:
                                                  1994       1993       1992
                                                ------------------------------
Service cost-benefits earned during the period  $ 42,000   $ 65,000   $ 76,000
Interest cost on projected benefit obligation    102,000     97,000     90,000
Actual return on plan assets                      34,000   (207,000)  (157,000)
Deferred gains                                  (181,000)    68,000     20,000
Amortization of unrecognized net gains            (6,000)   (14,000)   (14,000)
Amortization of unrecognized prior service
 cost                                             (2,000)    (2,000)    (2,000)
Amortization of plan overfunding at date of
 adoption                                        (16,000)   (10,000)   (10,000)
                                                ------------------------------
     Net Periodic Pension (Benefit) Expense     $(27,000)  $ (3,000)  $  3,000
                                                ==============================
The weighted-average discount rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5% and 6%, respectively, at November 1, 1994 and 1993. The expected long-term rate of return on plan assets was 8.5% in 1994, 1993, and 1992. The overfunding as of the date of adoption of FASB No. 87, the net deferred gain from past experience different from that assumed, and the effects of changes in assumptions are being amortized as a net credit against pension cost over the average future working lifetime of the participants
expected to receive benefits under the plan which approximates 17 years.   (34)
In addition to the defined benefit pension plan, Merchants National sponsors contributory defined benefit health care and life insurance plans that provide postretirement medical and life insurance benefits to qualifying retirees. Full-time employees who retire on or after age 62 with 15 years of service, or after age 65 with 10 years of service are eligible for medical benefits. The postretirement medical plan covers a stated percentage of eligible expenses, reduced by deductibles and other coverage, as applicable. The cost-sharing provisions of the medical plan require covered retirees to fund 50% of the total cost of employee coverage and 100% of any dependent coverage. Life insurance coverage is available only to employees who retired prior to January 1, 1993 and otherwise met the service requirements indicated above for medical benefits. The cost-sharing provisions of the postretirement life insurance plan require covered retirees to fund 50% of the total cost. Effective
January 1, 1993, First Merchants adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions". The cumulative effect as of January 1, 1993 of adopting Statement 106 decreased net income by $116,930 (net of $77,953 in deferred income tax benefit), or $.20 per share. Adoption of the Statement also increased 1993 net periodic postretirement benefit cost by approximately $11,000. Postretirement benefit costs for 1992, Which was recorded on a cash basis, has not been restated.


The following table presents combined details of the amounts recognized in First Merchant's statement of financial position relative to the respective unfunded postretirement benefit plans:

                                                          DECEMBER 31
                                                       1994         1993
                                                   -------------------------
   Accumulated postretirement benefit obligation:
   Retirees                                          $136,441     $128,789
   Fully eligible active plan participants             17,657       16,665
   Other active plan participants                      63,894       60,321
                                                   -------------------------
           Accrued Postretirement Benefit Cost       $217,992     $205,775
                                                   =========================

Net periodic postretirement benefit cost for the years ended December 31, included the following components:
                                                       1994          1993
                                                   --------------------------
   Service cost                                        6,777         6,477
   Interest cost                                      15,291        14,616
                                                   --------------------------
        Net Periodic Postretirement Benefit Cost      22,068        21,093
                                                   ==========================

The weighted-average annual assumed rates of increase in the per capita cost of covered benefits are 11% (pre-age 65 benefits) and 9% (post-age 65 benefits) for 1994 (the rates previously assumed for 1993 were 11.5% and 9,5%, respectively) and are assumed to decrease .5% annually to an ultimate level of 5%. The annual assumed rate of increase in per capita cost of life insurance benefits (i.e. salary increases) is %5. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $30,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $5,000. The weighed-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1994 and 1993.


                                                                          (35)
NOTE J - INCOME TAXES

Effective January 1, 1993, First Merchants changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement 109 as of January 1, 1993, was not material to First Merchant's consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of asset and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of First Merchant's deferred tax liabilities and assets as of December 31 are as follows:

     Deferred tax liabilities                             1994          1993
                                                       -----------------------
      Unrealized gains on securities
        available for sale                             $       -     $(203,000)
      Premises and equipment                            (179,000)     (185,000)
      Federal income tax allowance for loan losses      (166,000)     (167,000)
      Other                                              (42,000)      (34,000)
                                                       -----------------------
                          Total Deferred Liabilities    (387,000)     (589,000)

     Deferred tax assets:
      Unrealized losses on sec. available-for-sale       526,000             -
      Allowance for loan losses                          180,000       176,000
      OPEB liability                                      86,000        81,000
      Accrued liabilities                                 10,000        31,000
      Other                                               38,000        54,000
                                                       -----------------------
                           Total Deferred Tax Assets     840,000       342,000
                                                       -----------------------
               Net Deferred Tax Assets (Liabilities)   $ 483,000     $(247,000)
                                                       =======================

Income taxes included in earnings for each of the three years ended December 31 are composed of:

                                                                       Deferred
                                                  Liability Method      Method
                                                   1994       1993       1992
                                                 ------------------------------
     Federal:
       Current                                   $275,564   $306,289   $340,343
       Deferred (benefit) expense                  (5,547)    13,257   (124,951)
                                                 ------------------------------
                                                  270,017    319,546    215,392
     State                                         82,585     98,372    112,000
                                                 ------------------------------
                                          Total  $352,602   $417,918   $327,392
                                                 ==============================

Current income tax expense attributable to securities transactions approximated $29,000, $141,000, and $2,000 in 1994, 1993, and 1992, respectively.








                                                                          (36)
The provision for income taxes differs from the federal statutory rate for the following reasons:
                                     LIABILITY METHOD          DEFERRED METHOD
                              -------------------------------------------------
                                1994      %      1993      %     1992       %
                              -------------------------------------------------

Comp. tax at stat. fed. rate  $521,955  34.00  $594,159  34.00  $474,335  34.00
Add state income taxes net
 of federal tax benefit         53,478   3.48    63,789   3.65    59,469   4.26
Increase (decrease) in taxes
 resulting from:
  Tax-exempt interest         (239,141)(15.58) (252,876)(14.47) (231,801)(16.62)
  Amortization of purchase
   accounting adjustments            -      -         -      -    20,003   1.43
  Other                         16,310   1.06    12,846    .73     5,386    .40
                              -------------------------------------------------
                              $352,602  22.96  $417,918  23.91  $327,392  23.47
                              =================================================

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, Merchants National offers a variety of financial products to customers to aid them in meeting their requirements for liquidity and credit enhancement. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Following is a discussion of the transactions.

    Standby letters of credit: These transactions are used by the Bank's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Bank agrees, in exchange for a fee, to honor certain financial commitments in the event that its customers are unable to do so. Amounts outstanding pursuant to such standby letters of credit as of December 31, 1994 and 1993 were $388,000 and $213,000, respectively. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the allowance for loan losses.

    Loan Commitments: As of December 31, 1994 and 1993, Merchants National had commitments outstanding to extend credit totaling approximately $2,633,000 and $682,000, respectively. These commitments (lines of Credit) generally require the customers to maintain certain credit standards.

Both of the above arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

The following items of other income and expense exceeded one percent of total revenue for the periods indicated:

                                                 1994      1993      1992
                                               ----------------------------
   Other Expense:
    FDIC assessment                            $213,000  $179,000  $170,000
    Marketing                                    96,000    87,000    65,000
    Directors and committee fees                 94,000    88,000    63,000
    Printing stationery and supplies            102,000    93,000    75,000

   Other income:
    Credit life insurance premiums               97,000    94,000    88,000
                                                                          (37)
NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

In December 1991, the FASB issued Statement No. 107, Disclosures about
Fair Values of Financial Instruments". This statement requires the disclosure of the fair value of substantially all financial instruments, whether recognized or not recognized in the balance sheet. The statement does not change any of the present requirements for recognition, measurement, or classification of financial instruments in the financial statements.
Statement 107 is effective for financial statements issued for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets.

NOTE N - FIRST MERCHANTS BANCORP, INC (PARENT ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

                                                         December 31
                                                     1994           1993
                                                  -------------------------
ASSETS
Cash                                              $   56,137    $    51,297
Investment in bank subsidiary                      9,518,838      9,830,978
Other assets                                         175,000        160,000
                                                  -------------------------
                                     Total Assets $9,749,975    $10,042,275
                                                  =========================

LIABILITIES
Other liabilities                                 $  288,189    $   270,909
                                                  -------------------------
                                Total Liabilities $  288,189    $   270,909
                                                  =========================

STOCKHOLDERS' EQUITY                               9,461,786      9,771,366
                                                  -------------------------
       Total Liabilities and Stockholders' Equity $9,749,975    $10,042,275
                                                  =========================

CONDENSED STATEMENTS OF INCOME

                                              YEAR ENDED DECEMBER 31
                                             1994        1993        1992
                                         ----------------------------------
INCOME
Dividends from bank subsidiary           $  400,000  $  385,000  $  275,000

Equity in undistributed earnings of sub     782,560     827,677     792,712
                                         ----------------------------------
                              Net Income $1,182,560  $1,212,677  $1,067,712
                                         ==================================













                                                                          (38)
CONDENSED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                             1994        1993        1992
                                         ----------------------------------
OPERATING ACTIVITIES
Net income                               $1,182,560  $1,212,677  $1,067,712
Adjustments to reconcile net income to
 cash provided by operating activities:
  Equity in undistributed
        earnings of subsidiary             (782,560)   (827,677)   (792,713)
  (Increase) Decrease in other assets       (15,000)     45,000    (205,000)
                                         ----------------------------------
   Cash Provided by Operating Activities    385,000     430,000      69,999

FINANCING ACTIVITIES
Cash dividends paid                        (380,160)   (420,479)   (234,720)
                                         ----------------------------------
       Cash Used in Financing Activities   (380,160)   (420,479)   (234,720)
                                         ==================================

             Increase (Decrease) in Cash      4,840       9,521    (164,721)

Cash at beginning of year                    51,297      41,776     206,497
                                         ----------------------------------
                     Cash at End of Year $   56,137  $   51,297  $   41,776
                                         ==================================


NOTE O - PENDING MERGER

On March 14, 1995, the Company's board of directors approved a plan of merger whereunder the Company will be acquired by City Holding Company. The merger is subject to approvals of shareholders and regulators, and is expected to be consummated in the summer of 1995.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None























                                                                          (39)

PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following is a listing of the names and ages of the directors of First Merchants Bancorp, Inc., and the year each individual began continuous service as a director of the Company. Also shown are their principal occupations at present and during the past five years, as well as any other directorships they may hold.


      Linda G. Aguilar, age 47, has been a director of First Merchants since 1994. She currently serves as Secretary of First Merchants and Vice President of Merchants National and has done so over the past five years.



      Gordon Billheimer, age 70, has been a director of First Merchants since 1987. He is currently in the practice of law in Montgomery, WV, and has served in that capacity during the past five years. Mr. Billheimer serves as President of The Kanawha Water Company and as a director of First Merchants and Merchants National.

      Thomas L. Carson, age 67, has been a director of First Merchants since 1987. He is a pharmacist and President of College Drug Store, Inc. in Montgomery, WV, and has served in that capacity during the past five years. Mr. Carson currently serves as a director of First Merchants, Merchants National, the Upper Kanawha Valley Chamber of Commerce, the Upper Kanawha Valley Economic Development Corporation and the West Virginia Pharmacists Association.

      Hugh R. Clonch, age 55, has been a director of First Merchants since 1991. He is President of Clonch Industries, Inc. in Dixie, WV, and has served in that capacity during the past five years. Mr. Clonch currently serves as a director of First Merchants and Merchants National.

      George F. Davis, age 67, has been a director of First Merchants since 1987. He is currently President, Chief Executive Officer and Chairman of the Board of First Merchants and Merchants National, as well as Chief Financial Officer of First Merchants. During the past five years, he has served as President and Chief Executive Officer of Merchants National. Mr. Davis currently serves as a director of First Merchants, Merchants National, the Upper Kanawha Valley Economic Development Corporation, the Upper Kanawha Valley Chamber of Commerce, the Buckskin Council of the Boy Scouts of America and West Virginia Tech Foundation, on which he also serves as President.

      Kenneth R. Fultz, age 59, has been a director of First Merchants since 1987. He is currently President of Montgomery General Hospital in Montgomery, WV, and has served in that capacity during the past five years. Mr. Fultz currently serves as a director of First Merchants, Merchants National, Montgomery General Hospital, Montgomery General Elderly Care, Montgomery General Health Care System, Laird Health Care Foundation, West Virginia Hospital Services, Inc., Valley Emergency Medical Service and the West Virginia Institute of Technology Advisory Board.


                                                                          (40)
      Robert C. Gillespie, age 52, has been a director of First Merchants since 1987. During the past five years, Dr. Gillespie has served as President of West Virginia Institute of Technology in Montgomery, WV, having resigned from this position in August, 1992. Dr. Gillespie is currently serving West Virginia Institute of Technology as a Regents Professor, developing plans to meet the growing need for engineering and technical education brought about by the rapid development of West Virginia. In addition to his duties as a Regents Professor, Dr. Gillespie consults in the areas of education, educational technology and artificial intelligence. Dr. Gillespie currently serves as a director of First Merchants, Merchants National, the Private Industry Council of West Virginia, the West Virginia Experimental Program to Stimulate Competitive Research, the State Council on Vocational Education, on which he also serves as Vice Chair.

      Robert L. Hardy, Sr., age 69, has been a director of First Merchants since 1987. He is currently the owner of Hardy Realty in Smithers, WV, and has served in that capacity during the past five years. Mr. Hardy currently serves as a director of First Merchants and Merchants National.

      Thomas A. Jacobs, age 66, has been a director of First Merchants since 1987. He is a Public Accountant and Tax Consultant. Prior to December, 1993, Mr Jacobs was a consultant to the accounting firm of Trainer, Wright & Paterno in Charleston, WV, and had served in that capacity since 1987. He currently serves as a director of First Merchants and Merchants National.

      Carl L. Kennedy, age 61, has been a director of First Merchants since 1987. He is a dentist, doing business as Kennedy Dental Office, a partnership, in Montgomery and Whitesville, WV, and has served in that capacity during the past five years. Dr. Kennedy currently serves as a director of First Merchants and Merchants National.

      Giles E. Musick, age 67, has been a director of First Merchants since 1987. He is currently President of Brown Chevrolet, Oldsmobile, Pontiac-Buick, Inc. in Montgomery, WV, and has served in that capacity during the past five years. Mr. Musick currently serves as a director of First Merchants and Merchants National.

      James F. Neil, age 56, has been a director of First Merchants since 1987. During the past five years, Mr. Neil has served as a hydro licensing consultant for Elkem Metals Co. in Alloy, WV from 1989 to 1991. Mr. Neil currently serves as a director of First Merchants, Merchants National, the Upper Kanawha Valley Economic Development Corporation, Summersville Memorial Hospital, the Gauley River National Recreation Area Advisory Board and as Vice Chairman of the West Virginia Institute of Technology Advisory Board.


Executive Officers

The following is a listing of the names and ages of the executive officers of First Merchants Bancorp, Inc., and the year each individual began continuous service as an executive officer of the Company. Also shown is their business experience during the past five years.

      George F. Davis, age 67, has been President, Chief Executive Officer and Chief Financial Officer of First Merchants since 1987. During the past five years, he has also served as President and Chief Executive Officer of Merchants National.


                                                                          (41)
      Robert P. McDowell, age 48, has been Vice President of First Merchants since 1987. He has served as Vice President of Merchants National since 1989 and President of Gauley National from 1987 to 1989.

      Robert L. Neal, age 38, has been Vice President of First Merchants since September, 1988. During the past five years he has served as Vice President of Merchants National.

      Linda G. Aguilar, age 47, has been Secretary of First Merchants since 1989. She served as Secretary-Treasurer from 1987 to 1989. During the past five years, she has also served as Vice President of Merchants National.

      Steven D. Nunley, age 36, has been Treasurer of First Merchants since 1989. He has also served as Vice President and Cashier of Merchants National since 1991, Cashier of Gauley National from 1988 to 1990 and Cashier of Merchants National from 1987 to 1990.


ITEM 11 - EXECUTIVE COMPENSATION

All forms of compensation paid to the officers and directors of First Merchants are paid by the subsidiary bank. The individual officers do not receive additional compensation for their services with the Company.
The following information is given with respect to the executive officers of First Merchants whose direct aggregate cash remuneration exceeded $100,000 in 1994.

      Name of Individual             Principal
     and Number of Persons         Capacities in          Cash
           in Group                Which Served       Compensation
   ------------------------      -----------------   --------------
   George F. Davis                 President           $140,000

   Executive Officers as a
     Group (5 persons in group,
     including the person
     listed above)               Executive Officers    $408,000



There was no other compensation paid to Mr. Davis or the executive officers as a group during 1994.




















                                                                          (42)

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following individuals are known to management to beneficially own greater than five percent of the issued and outstanding shares of First Merchants' stock.

                                         Amount and
                    Name and             Nature of
   Title           Address of            Beneficial      Percent
  of Class      Beneficial Owner        Ownership (1)   of Class
 ----------  ----------------------    --------------- ----------
   Common    Hugh R. Clonch                 52,484       9.11%
             Box 93
             Belva, WV

   Common    Beatrice K. Kincaid            31,248       5.43%
             Drawer 149
             Charlton Heights, WV

   Common    Giles E. Musick                30,568       5.31%
             503 Fourth Ave.
             Montgomery, WV



In addition, two families own in excess of five percent of First Merchants' common stock, though no one member exercises voting and investment power over greater than five percent. Three siblings and the widow of a fourth sibling of the Morton family own common stock as follows: Sadie M. Harlan -6,432 shares;
F. Hurxthal Morton, Jr. and Frances Garnett Morton -5,600 shares; Paul Morton - 12,800 shares; and Lois W. Morton - 10,272 shares. Collectively, these individuals own 6.09% of First Merchants' common stock. Similarly, members of the Blackwell family own in excess of five percent of First Merchants' common stock as follows: Mary F. Blackwell - 12,000 shares; Lyle M. Blackwell - 5,200 shares; Matthew F. Blackwell - 2,000 shares; Walter J. Fitzgerald - 4,800 shares and Walter J. Fitzgerald and Margaret B. Fitzgerald - 7,200 shares. Collectively, these individuals own 5.42% of First Merchants' common stock.


























                                                                          (43)
The following table presents the number of shares beneficially owned by each director (excluding qualifying shares), and the number of shares beneficially owned by each director and executive officer of First Merchants (excluding qualifying shares) as a group.

                                       Amount and
                    Name and           Nature of
   Title           Address of          Beneficial     Percent
  of Class      Beneficial Owner      Ownership (1)   of Class
 ---------   ---------------------    -------------   --------

   Common    Linda G. Aguilar             9,076         1.58%
             PO Box 195
             Ansted, WV

   Common    Gordon Billheimer              891          .15%
             311 Washington St.
             Montgomery, WV

   Common    Thomas L. Carson             5,924         1.03%
             501 Monroe St.
             Montgomery, WV

   Common    Hugh R. Clonch              52,396         9.10%
             Box 93
             Belva, WV

   Common    George F. Davis              3,987          .69%
             Box 325
             Charlton Heights, WV

   Common    Kenneth R. Fultz             1,907          .33%
             307 E. Seventh St.
             Belle, WV

   Common    Robert C. Gillespie            263          .05%
             2050 Oak Ridge Drive
             Charleston, WV

   Common    Robert L. Hardy, Sr.         1,907          .33%
             Box 241
             Smithers, WV

   Common    Thomas A. Jacobs             2,307          .40%
             Box 219
             Pratt, WV

   Common    Carl L. Kennedy              2,427          .42%
             410 Fourth Ave.
             Montgomery, WV

   Common    Giles E. Musick             30,475         5.29%
             503 Fourth Ave.
             Montgomery, WV

   Common    James F. Neil                2,307          .40%
             626 Holley Dr.
             Summersville, WV

   Common    Directors and              124,302        21.58%
             executive officers
             as a group (15
             persons)
                                                                          (44)
(1) All of the shares reported are owned individually by each director and executive officer unless otherwise indicated below.

      (a) Thomas L. Carson - 4,404 shares are owned individually, 720 shares are owned by College Drug Store, Inc., of which he is President, 480 shares are owned by his brother and 320 shares are owned jointly with his wife.

      (b) Hugh R. Clonch - 5,756 shares are owned individually, 42,932 shares are owned by Clonch Industries, Inc., of which he is President, 3,456 shares are owned jointly with his wife, 252 shares are owned by his children. In addition, 7,368 shares are owned by his brother and his wife. Mr. Clonch exercises no voting or investment power over the shares owned by his brother and his wife.

      (c) George F. Davis - 2,307 shares are owned individually and 1,680 shares are owned jointly with his wife.

      (d) Robert C. Gillespie - 107 shares are owned individually and 156 shares are owned by his wife.

      (e) Carl L. Kennedy - 2,307 shares are owned individually and 120 shares are owned by his wife.

      (f) Giles E. Musick - 25,875 shares are owned individually, 3,600 shares are owned by his wife and 1,000 shares are owned by his children.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The requirements for ITEM 13 have been included in Note E of Notes To The Financial Statements in Item 8.































                                                                          (45)

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



                  Index

(a)   (1)   Financial Statements

            Requirements for this Item have been
            included in Item 8 of this report.


(a)   (2)   Financial Statement Schedules

            All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.


(a)   (3)   Exhibits to be Filed by Item 601 of Regulation S-K
            and 14(c) of Form 10-K

            See Index to Exhibits submitted as a separate section of this report.




(b)         Reports on Form 8-K

            First Merchants Bancorp did not file any reports on Form 8-K during 1994.


(c)         Exhibits

            See Item 14(a)(3) above.


(d)         Financial Statement Schedules

            See Item 14(a)(2) above.



















                                                                          (46)



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FIRST MERCHANTS BANCORP, INC.


                                      /S/George F. Davis
                                     ---------------------------------
                                     George F. Davis
                                     President, Chief Executive Officer,
                                     and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


 /s/George F. Davis
-----------------------------        -----------------------------
George F. Davis                      Robert C. Gillespie
President, Chief Executive           Director
Officer, Chief Financial
Officer and Director

                                      /s/Robert L. Hardy, Sr.
-----------------------------        -----------------------------
Gordon Billheimer                    Robert L. Hardy, Sr.
Director                             Director

 /s/Linda G. Aguilar
-----------------------------        -----------------------------
Linda G. Aguilar                     Thomas A. Jacobs
Secretary and Director               Director

                                      /s/Carl L. Kennedy
-----------------------------        -----------------------------
Thomas L. Carson                     Carl L. Kennedy
Director                             Director

                                      /s/Giles E. Musick
-----------------------------        -----------------------------
Hugh R. Clonch                       Giles E. Musick
Director                             Director

 /s/Kenneth R. Fultz                  /s/James F. Neil
-----------------------------        -----------------------------
Kenneth R. Fultz                     James F. Neil
Director                             Director








                                                                          (47)
                               INDEX TO EXHIBITS


The following exhibits are filed herewith or are incorporated herein by reference.


                                            Reference to
 Exhibit                                   Prior Filing or
 Number            Description             Location Herein
---------  ----------------------------  -------------------

    3      Articles of Incorporation and      as filed with
           Bylaws, as amended                 12-31-1993 Form 10-K

   22      Subsidiaries of First Merchants    as filed with
                                              12-31-1993 Form 10-K

   23      Consent of Independent Auditors    as attached












































                                                                          (48)