Form 10-K/A
period 1994-12-31
FIRST MERCHANTS BANCORP INC
filed 1995-04-26
CIK 804128

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-K/A

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


 /s/George F. Davis
- - -----------------------------        -----------------------------
George F. Davis                      Robert C. Gillespie
President, Chief Executive           Director
Officer, Chief Financial
Officer and Director

                                      /s/Robert L. Hardy, Sr.
- - -----------------------------        -----------------------------
Gordon Billheimer                    Robert L. Hardy, Sr.
Director                             Director

 /s/Linda G. Aguilar
- - -----------------------------        -----------------------------
Linda G. Aguilar                     Thomas A. Jacobs
Secretary and Director               Director

                                      /s/Carl L. Kennedy
- - -----------------------------        -----------------------------
Thomas L. Carson                     Carl L. Kennedy
Director                             Director

                                      /s/Giles E. Musick
- - -----------------------------        -----------------------------
Hugh R. Clonch                       Giles E. Musick
Director                             Director

 /s/Kenneth R. Fultz                  /s/James F. Neil
- - -----------------------------        -----------------------------
Kenneth R. Fultz                     James F. Neil
Director                             Director














                                                                          (2)
                               INDEX TO EXHIBITS


The following exhibits are filed herewith or are incorporated herein by reference.


                                            Reference to
 Exhibit                                   Prior Filing or
 Number            Description             Location Herein
- - ---------  ----------------------------  -------------------

    3      Articles of Incorporation and      as filed with
           Bylaws, as amended                 12-31-1993 Form 10-K

   22      Subsidiaries of First Merchants    as filed with
                                              12-31-1993 Form 10-K

   23      Consent of Independent Auditors    as attached

   27      Financial Data Schedule            as attached