Form 10-Q
period 1995-03-31
FIRST MERCHANTS BANCORP INC
filed 1995-05-12
CIK 804128

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        March 31, 1995
                                  ---------------------------

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to
                                 ------------    ------------

                Commission File Number:  33-9540
                                        ---------

                      First Merchants Bancorp, Inc.
     ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              West Virginia                      55-0670580
     -------------------------------       ---------------------
     (State or other jurisdiction of           (IRS Employer
      incorporation or organization)       Identification Number)

   Fourth Avenue and Washington Street, Montgomery, WV  25136
   ----------------------------------------------------------
       (Address of principal executive offices, Zip Code)

                        (304) 442-2475
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of May 12, 1995.

      576,000 shares of voting common stock, par value $2 per share.











                                                            (page 1 of 17)


                  FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-Q

                            TABLE OF CONTENTS

                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

   Consolidated Balance Sheets (Unaudited)
     March 31, 1995 and December 31, 1994. . . . . . . . .   3

   Consolidated Statements of Income
     (Unaudited) for the Three Months
     Ended March 31, 1995 and 1994 . . . . . . . . . . . .   4

   Consolidated Statements of Stockholders'
     Equity (Unaudited) for the Three Months
     Ended March 31, 1995 and 1994 . . . . . . . . . . . .   5

   Consolidated Statements of Cash Flows
     (Unaudited) for the Three Months Ended
     March 31, 1995 and 1994 . . . . . . . . . . . . . . .   6

   Notes to Consolidated Financial Statements  . . . . . .   7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations . . . . . . . . . . . . . . . . . .   9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . .  Not applicable

Item 2.  Changes in Securities . . . . . . . .  Not applicable

Item 3.  Defaults Upon Senior Securities . . .  Not applicable

Item 4.  Submission of Matters to a Vote of
         Security Holders  . . . . . . . . . .  Not applicable

Item 5.  Other Information . . . . . . . . . .  Not applicable

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .  16















                                                            (2)

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                                   MARCH 31    DECEMBER 31
                                                     1995          1994
                                                  (UNAUDITED)
ASSETS                                           ------------  ------------
  Cash and due from banks                          $4,520,275    $5,211,650
  Federal funds sold                                   50,000       810,000
                                                 ------------  ------------
                      CASH AND CASH EQUIVALENTS     4,570,275     6,021,650

  Interest-bearing deposits in other banks            643,304       670,734
  Securities available for sale (cost: 03-31-95 -
    $16,217,850: 12-31-94 - $16,204,906)           15,397,296    14,888,731
  Securities held to maturity (approximate market
    value: 3-31-95 - $29,914,923;
    12-31-94 - $28,304,476)                        29,576,766    28,648,209
  Loans - gross                                    51,808,607    59,015,396
  Less:  Unearned income                             (140,358)     (141,203)
         Allowance for loan losses                   (474,166)     (460,000)
                                                 ------------  ------------
                                    LOANS - NET    51,194,083    58,414,193

  Premises and equipment                            3,572,119     3,452,390
  Other assets                                      3,192,401     3,195,202
                                                 ------------  ------------
                                   TOTAL ASSETS  $108,146,244  $115,291,109
                                                 ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest bearing                         $14,001,035   $13,674,107
      Interest bearing                             81,038,184    81,867,045
                                                 ------------  ------------
                                 TOTAL DEPOSITS    95,039,219    95,541,152
    Short-term borrowings:
      Securities sold under agreements
        to repurchase                               1,697,766     8,634,139
      Other short-term borrowings                     274,217       509,881
                                                 ------------  ------------
                    TOTAL SHORT-TERM BORROWINGS     1,971,983     9,144,020
    Other liabilities                               1,154,957     1,144,151
                                                 ------------  ------------
                              TOTAL LIABILITIES    98,166,159   105,829,323
  Stockholders' equity:
    Common stock, $2 par value, 1,000,000 shares
      authorized, 576,000 shares issued and
      outstanding                                   1,152,000     1,152,000
    Surplus                                           649,343       649,343
    Retained earnings                               8,671,075     8,450,153
    Net unrealized (loss) gain on Securities
      available for sale, net of related taxes
      of $(328,221) and $(526,465), respectively     (492,333)     (789,710)
                                                 ------------  ------------
                     TOTAL STOCKHOLDERS' EQUITY     9,980,085     9,461,786
                                                 ------------  ------------,
                          TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY  $108,146,244  $115,291,109
                                                 ============  ============
See notes to consolidated financial statements.
                                                            (3)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY


                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                     1995          1994
                                                  ----------    ----------
INTEREST INCOME
  Interest and fees on loans                      $1,255,395    $1,158,982
  Interest and dividends on securities:
    Taxable                                          549,750       432,004
    Nontaxable                                       168,826       194,909
  Interest on federal funds sold                      11,497        10,997
  Interest on deposits with other banks               15,849        23,273
                                                  ----------    ----------
                           TOTAL INTEREST INCOME   2,001,317     1,820,165

INTEREST EXPENSE
  Interest on deposits                               724,923       679,740
  Interest on short-term borrowings                   56,881        25,033
                                                  ----------    ----------
                          TOTAL INTEREST EXPENSE     781,804       704,773
                                                  ----------    ----------
                             NET INTEREST INCOME   1,219,513     1,115,393
PROVISION FOR LOAN LOSSES                             18,000        25,500
                                                  ----------    ----------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES   1,201,513     1,089,892

OTHER INCOME
  Service charges on deposit accounts                 88,276        73,117
  Other service charges and fees                      10,831        11,395
  Other income                                        55,140        49,707
  Investment securities gains, net                         0         8,300
                                                  ----------    ----------
                              TOTAL OTHER INCOME     154,247       142,519

OTHER EXPENSE
  Salaries and employee benefits                     471,142       461,057
  Occupancy expense of premises                       80,113        71,758
  Furniture and equipment expense                     71,446        71,802
  Other operating expenses                           337,282       310,072
                                                  ----------    ----------
                             TOTAL OTHER EXPENSE     959,983       914,689
                                                  ----------    ----------
                INCOME BEFORE INCOME TAXES           395,777       317,722
INCOME TAXES                                          99,975        69,699
                                                  ----------    ----------

                                     NET INCOME     $295,802      $248,023
                                                  ==========    ==========

               EARNINGS PER COMMON SHARE :

                  Net income                            $.51          $.43
                                                    ========      ========

                      AVERAGE SHARES OUTSTANDING     576,000       576,000
                                                    ========      ========


See notes to consolidated financial statements.
                                                            (4)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY




                                                        Net
                                                    Unrealized
                                                    (Loss) Gain    Total
                   Common                 Retained       on     St'holders'
                   Stock       Surplus    Earnings   Securities    Equity
                 ----------  ----------  ----------  ----------  ----------
Balance at
 Dec. 31, 1994   $1,152,000    $649,343  $8,450,153   $(789,710) $9,461,786

Net income                                  295,802                 295,802

Cash dividends
  declared
($.13 per share)                            (74,880)                (74,880)

Change in net
 unrealized gain
  (loss) on
 Securities AFS
 net of taxes of
 $(198,244)                                             297,377     297,377
                 ----------  ----------  ----------  ----------  ----------
Balance at
March 31, 1995   $1,152,000    $649,343  $8,671,075   $(492,333) $9,980,085
                 ==========  ==========  ==========  ==========  ==========





Balance at
 Dec. 31, 1993   $1,152,000    $649,343  $7,665,033    $304,990  $9,771,366

Net income                                  248,023                 248,023

Cash dividends
 declared
($.13 per share)                            (74,880)                (74,880)

Change in net
unrealized gain
(loss) on
securities AFS
net of taxes
of (237,772)                               (356,679)   (356,679)
                 ----------  ----------  ----------  ----------  ----------
Balance at
 March 31, 1994  $1,152,000    $649,343  $7,838,176    $(51,689) $9,587,830
                 ==========  ==========  ==========  ==========  ==========







See notes to consolidated financial statements.
                                                            (5)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY

                                                       THREE MONTHS ENDED
                                                     MARCH 31      MARCH 31
                                                       1995          1994
                                                    ----------    ----------
OPERATING ACTIVITIES
  Net income                                         $295,802      $248,023
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Net amortization                                (11,811)       39,474
      Provision for loan losses                        18,000        25,500
      Depreciation                                     50,665        51,900
      Securities, gain net                                  0        (8,300)
      Purchases of trading securities                       0             0
      Proceeds from sales of trading securities             0             0
      Increase in other assets                       (186,153)     (127,285)
      Increase (Decrease) in other liabilities        108,725       (26,783)
                                                   ----------    ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           275,228       202,529

INVESTING ACTIVITIES
  Purchases of securities held to maturity         (2,237,949)     (669,238)
  Purchases of securities available for sale          (18,500)     (698,238)
  Proceeds from maturities and calls of securities
      held to maturity                              1,326,768     1,038,389
  Proceeds from sales of securities
    held to maturity                                        0             0
  Proceeds from sales of securities
    available for sale                                      0       500,000
  Net decrease in short-term investments               27,430       587,531
  Net decrease (increase) in loans                  7,185,628    (2,710,101)
  Purchases of premises and equipment                (170,394)      (10,479)
  Proceeds from sale of other real estate owned         7,185             0
                                                   ----------    ----------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                            6,120,168    (1,962,136)

FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits        326,928     1,727,574
  Net (decrease) increase in
    interest-bearing deposits                        (828,861)    1,445,110
  Net (decrease) in repurchase agreements          (6,936,374)   (1,124,862)
  Net (decrease) in other short-term borrowings      (235,664)      (55,920)
  Cash dividends paid                                (172,800)     (155,520)
                                                   ----------    ----------
  NET CASH (USED IN ) PROVIDED BY
    FINANCING ACTIVITIES                           (7,846,771)    1,836,382
                                                   ----------    ----------

                 NET (DECREASE) INCREASE IN CASH
                            AND CASH EQUIVALENTS   (1,451,375)       76,775

Cash and cash equivalents at beginning of period    6,021,650     5,146,864
                                                   ----------    ----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD    4,570,275     5,223,639
                                                   ==========    ==========



See notes to consolidated financial statements.
                                                            (6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
March 31, 1995


NOTE A - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and
Article 10 of Regulation S-X, and conform to general reporting practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies followed in the preparation of these financial statements are consistent with those applied in the preparation of the Consolidated Financial Statements of First Merchants Bancorp, Inc. and Subsidiary (the Company) as of and for the year ended December 31, 1994. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 1994 annual report on Form 10-k.

In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


NOTE B - INCOME TAXES

The principal reasons for the difference between the effective tax rate and the statutory federal tax rate are tax exempt interest and state income tax expense.

At the end of each month, the Company makes its best estimate of the effective tax rate expected for the year and uses this rate in providing for income taxes on an interim basis.


NOTE C - COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various commitments to extend credit under standby letters of credit and lines of credit which are not reflected in the accompanying financial statements. As of March 31, 1995 the Company's subsidiary had commitments outstanding to extend credit under standby letters of credit and lines of credit of approximately $422,051 and $2,288,323, respectively. Such commitments have essentially the same credit risk as that involved in extending loans to customers and are subject to the Company's standard credit policies. Historically, substantially all standby letters of credit expire unfunded. Management does not anticipate any material losses as a result of these commitments.

NOTE D - ACCOUNTING PRONOUNCEMENTS WITH DELAYED EFFECTIVE DATES

The Company adopted the provisions of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. Statement 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the effective interest rate of the loan, or, as a practical expedient, the loan may be valued at the fair value of the collateral if the loan is collateral dependent. Adoption of the Statement was not material to the Company's financial condition.
                                                            (7)

NOTE E - PENDING MERGER

On March 14, 1995, the Company's Board of Directors approved a plan of merger whereunder the Company will be acquired by City Holding Company. The merger is subject to approval of shareholders and regulators and is expected to be consummated in the summer of 1995.

























































                                                            (8)
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF CHANGES IN FINANCIAL POSITION

First Merchants' total assets as of March 31, 1995 decreased approximately $7.1 million or 6.2% when compared with December 31, 1994. This decrease was primarily due to a decline in short-term financial instruments classified as loans of approximately $10.5 million. This decrease was the result of a decrease in the level of securities sold under agreement to repurchase of approximately $6.9 million and an increase in outstanding loans of approximately $3.3 million.

Net loans outstanding, exclusive of certain short-term instruments classified as loans, increased approximately $3.3 million during the first three months of 1995. The majority of this increase can be attributed to an increase in the installment (or consumer) loan portfolio of approximately $2.6 million and a $.7 million increase in the real estate loan portfolio. For financial statement purposes, purchases of commercial loan participations and commercial paper are classified as net loans outstanding. The following table provides a comparative analysis of the loan portfolio segregated by the typical loan products offered by Merchants National to its customers and short-term financial instruments classified as loans:

                                                   3-31-95       12-31-94
                                                 -----------    -----------
          Loans, net of unearned income
            and allowance for loan losses        $51,194,083    $47,913,738
          Short-term financial instruments
            classified as loans                            0     10,500,455
                                                 -----------    -----------
          Net loans outstanding                  $51,194,083    $58,414,193
                                                 ===========    ===========

Historically, the Company has purchased the short-term financial instruments classified as loans to match the maturities of repurchase agreements and volatile deposits. With the decrease in repurchase agreements and increase in loan volume previously discussed, management has reduced its holdings of these instruments. Management has directed its marketing efforts towards generating additional loan demand through more competitive pricing of its loan products in an effort to preserve its net yield on earning assets. A more detailed discussion of this strategy may be found in the Net Interest Income section here of.

Securities sold under agreement to repurchase decreased during the first quarter of 1995. This was a result of more aggressive bidding by other banks for public funds during the first three months of 1995.

Net unrealized (loss) gain, on Securities available for sale increased by approximately $297,000 during the first three months of 1995. This increase can be attributed to a decline in interest rates during the first three months of the year which has resulted in increasing market values of securities classified as available for sale.

As of March 31, 1995, management is not aware of any current recommendations by regulatory authorities, which if implemented, would have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. There are also no known trends, demands, commitments, or uncertainties that have had, or that are reasonably expected to have, a material favorable or unfavorable impact on the financial results of the Company.

                                                            (9)

SUMMARY OF RESULTS OF OPERATIONS

First Merchants' consolidated net income for the three months ended March 31, 1995 increased approximately $48,000 or 19.26% when compared with the corresponding period of the preceding year. A more detailed discussion by income statement category follows:


NET INTEREST INCOME

The Company's net interest income increased approximately $112,000 for the three months ended March 31, 1995 when compared with the corresponding period of the preceding year. The Company's net yield on earning assets increased from 4.63% during the first three months of 1994 to 5.26% during the first three months of 1995. The following table presents the weighted yield on earning assets, weighted cost of funds and net yield on earning assets for each of the periods presented:

                                                      THREE MONTHS ENDED
                                                    3-31-95         3-31-94
                                                   ---------       ---------
  WEIGHTED YIELD ON EARNING ASSETS (1)                8.40%           7.47%

  WEIGHTED COST OF RATE SENSITIVE LIABILITIES         3.64            3.27


  NET YIELD ON EARNING ASSETS                         5.26            4.63



(1) Weighted average yields on assets exempt from federal income taxes have been computed on a fully tax equivalent basis assuming a tax rate of 34 percent.



The liability sensitive financial position of Merchants National makes the Company somewhat vulnerable should interest rates rise dramatically within a short period of time. Management is aware of the potential negative impact this would have on earnings, and has taken steps to control this risk by shortening the maturity of its earning assets, and by designating a substantial portion of the investment portfolio as available for sale so it can be used to off-set dramatic shifts in the interest rate. Investments are limited to traditional debt securities and the Company does not invest in any derivative instruments. The following tables present the subsidiary bank's asset (liability) sensitivity position:
















                                                            (10)




MARCH 31, 1995:

                                  REPRICING FREQUENCY
                      ------------------------------------------
                       0 - 30    31 - 90    91 - 365     365+
                        DAYS       DAYS       DAYS       DAYS       TOTAL
                      ---------  ---------  ---------  ---------  ---------
                                    (In Thousands of Dollars)

Interest bearing
  deposits with
  other banks          $   643                                     $   643
Federal funds sold          50                                          50
Securities available
  for sale               7,839                 7,494         64     15,397
Securities held
  to maturity                         250      1,857     27,470     29,577
Loans                   14,190      3,275     12,185     22,158     51,808
                      ---------  ---------  ---------  ---------  ---------
TOTAL EARNING ASSETS    22,722      3,525     21,536     49,692     97,475



Interest bearing
  demand deposits      $12,928                                     $12,928
Savings deposits         3,113      6,225     22,070                31,408
Time deposits            3,715      4,587     15,116    $13,284     36,702
Short-term borrowings    1,778        194                            1,972
                      ---------  ---------  ---------  ---------  ---------
TOTAL RATE SENSITIVE
  LIABILITIES           21,534     11,006     37,186     13,284     83,010
                      ---------  ---------  ---------  ---------  ---------
ASSET (LIABILITY)
  SENSITIVITY
  AT 3-31-95            $1,188    $(7,481)  $(15,650)   $36,408    $14,465
                      =========  =========  =========  =========  =========

Cumulative gap           1,188     (6,293)   (21,943)    14,465
                      =========  =========  =========  =========





















                                                            (11)

DECEMBER 31, 1994:

                                  REPRICING FREQUENCY
                      ------------------------------------------
                       0 - 30    31 - 90    91 - 365     365+
                        DAYS       DAYS       DAYS       DAYS       TOTAL
                      ---------  ---------  ---------  ---------  ---------
                                    (In Thousands of Dollars)

Interest bearing
  deposits with
  other banks               29                   642                   671
Federal funds sold         810                                         810
Securities available
  for sale               7,246                 7,247        396     14,889
Securities held
  to maturity              750        510      1,001     26,387     28,648
Loans                   20,262      6,612     12,000     19,540     58,414
                      ---------  ---------  ---------  ---------  ---------
TOTAL EARNING ASSETS    29,097      7,122     20,890     46,323    103,432



Interest bearing
  demand deposits       13,942                                      13,942
Savings deposits         3,225      6,450     22,686                32,361
Time deposits            4,457      5,525     13,803     11,779     35,564
Short-term borrowings    5,952      3,192                            9,144
                      ---------  ---------  ---------  ---------  ---------
TOTAL RATE SENSITIVE
  LIABILITIES           27,576     15,167     36,489     11,779     91,011
                      ---------  ---------  ---------  ---------  ---------
ASSET (LIABILITY)
  SENSITIVITY
  AT 12-31-94            1,521     (8,045)   (15,599)     34,544     12,421
                      =========  =========  =========  =========  =========

Cumulative gap           1,521     (6,524)   (22,123)     12,421
                      =========  =========  =========  =========




The analysis above is a "static gap" presentation applicable at a particular point in time. Various assumptions and estimates have been made by management in determining maturity and repayment patterns for purposes of these tables.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1995 decreased $7,500 when compared with the corresponding period of the preceding year.

The provision for loan losses is based on the Company's normal quarterly review of the adequacy of the allowance for loan losses. A portion of the allowance is allocated to specific loans which have been identified as potentially uncollectible either in part or in full as a result of the Company's quarterly reviews. The remainder of the allowance is unallocated, and is based on the Company's historical charge-off percentages and the estimated risk inherent in the portfolio. The allowance for loan losses as

                                                            (12)
a percentage of net long-term loans outstanding as of each of the respective balance sheet dates is presented in the following table:


                                             3-31-95           12-31-94
                                          ------------       ------------
Allowance for loan losses                    $474,166           $460,000
Long-term loans outstanding                51,194,083         47,913,738
Percentage of allowance to net
  long-term loans outstanding                   0.93%              0.96%




Transactions in the allowance for loan losses are summarized as follows:


                                      THREE MONTHS ENDED
                                           MARCH 30
                                       1995        1994
                                     --------------------
   Balance at beginning of period    $460,000    $445,000
   Provision charged to operations     18,000      25,500
   Loans charged off                  (11,506)    (12,258)
   Recoveries                           7,672       3,947
                                     --------    --------

   Balance at end of period          $474,166    $462,189
                                     ========    ========




Nonperforming assets as of each of the respective balance sheet dates presented are as follows:


                                             3-31-95           12-31-94
                                          ------------       ------------
Accruing loans greater than 90
  days past due                              $112,770           $201,975
Troubled debt restructuring                         0                  0
Nonaccrual loans                               21,618             14,286
                                           -----------        -----------

                                             $134,388           $216,261
                                           ===========        ===========
As a percentage of long-term
  loans outstanding                            0.26%              0.45%
                                           ===========        ===========

Other real estate owned                        26,482             17,185
                                           ===========        ===========
Allowance for loan losses as a
  percentage of nonperforming loans             353%               213%
                                           ===========        ===========


For purposes of calculating the above percentages, short-term loans representing commercial loan participations with average maturities of 30 days and commercial paper were excluded from net loans outstanding. Such instruments are acquired to match maturities of repurchase agreements and other

                                                            (13)
volatile deposits. This strategy serves to reduce the Company's interest rate risk as well as to prevent potential liquidity concerns. In management's opinion, these are extremely low-risk loans which do not warrant an allocation of the allowance for loan losses.


OTHER INCOME

Noninterest income for the three months ended March 31, 1995 increased approximately $12,000 when compared with the corresponding period of the preceding year. The principle reason for the increase in the three month period ending March 31, 1995 when compared to the corresponding period of the preceding year is an increase in the volume of returned check charges.


OTHER EXPENSE

Noninterest expense for the three months ended March 31, 1995 increased approximately $45,000 when compared with the corresponding period of the preceding year. This increase was primarily due to an increase in the Companys' other operating expenses.


INCOME TAXES

At the end of each month, the Company makes its best estimate of the effective tax rate expected for the year and uses this rate in providing for income taxes on an interim basis.

The estimated effective tax rate for 1995, as of March 31, was 25.26% as compared with an effective tax rate for the year ended December 31, 1994 of 22.97%.


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

The major internal sources of liquidity are balances maintained by Merchants National with its correspondent banks as well as cash on hand. A significant volume of U.S. Government securities for which there is an active national market and the various short-term financial instruments classified as loans complement the balance of cash and cash equivalents. First Merchants has also demonstrated the ability to obtain external financing in the event such needs arise. Management does not anticipate the need to sell securities to meet its cash requirements in the ordinary course of business.

In order to reduce the Bank's liability sensitive financial position, management has attempted to invest more heavily in short-term financial instruments and has generally shortened the maturities of securities purchased for the long-term portion of the investment portfolio. The Bank does not invest in any derivative instruments.





                                                            (14)

CAPITAL RESOURCES

The ratio of average equity to average assets was 8.87% and 8.82% for the three months ended March 31, 1995 and the year ended December 31, 1994, respectively. The subsidiary bank's total risk-based capital ratio approximated 16.48% at March 31, 1995, while the ratio of Tier One capital to risk-weighted assets approximated 15.69%. Both of these ratios were above the regulatory minimums of 8% for qualifying total capital to risk-weighted assets and 4% for Tier One capital to risk-weighted assets. First Merchants is not subject to the risk-based capital guidelines since consolidated total assets are less than $150 million.

The Company's primary source of funds for payment of dividends to stockholders is dividends received from Merchants National; however, certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. Federal banking regulations require regulatory approval prior to declaring dividends in excess of the current year's retained net profits, combined with retained net profits for the two preceding years.

As of March 31, 1995, the Bank's retained net profits available for distribution to the Company as dividends without regulatory approval approximate $1,610,000 plus retained net profits for the interim period through the date of declaration.







































                                                            (15)

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index.

     (b) The company has not filed a report on Form 8-K in the three months ended March 31, 1995.

Exhibit Index

       27     Financial Data Schedule                   As Attached



















































                                                            (16)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FIRST MERCHANTS BANCORP, INC.
                                -------------------------------
                                         (Registrant)



Date      May 12, 1995             /s/ George F. Davis
       -------------------      -------------------------------
                                  George F. Davis, President,
                                  Chief Executive Officer and
                                  Chief Financial Officer










































                                                            (17)