Form 10-Q
period 1995-06-30
FIRST MERCHANTS BANCORP INC
filed 1995-08-10
CIK 804128

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended         June 30, 1995
                                  ---------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of August 10, 1995.

      576,000 shares of voting common stock, par value $2 per share.











                                                            (page 1 of 17)


                  FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                   FORM 10-Q

                            TABLE OF CONTENTS

                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

   Consolidated Balance Sheets (Unaudited)
     June 30, 1995 and December 31, 1994 . . . . . . . . .   3

   Consolidated Statements of Income
     (Unaudited) for the Six Months
     Ended June 30, 1995 and 1994. . . . . . . . . . . . .   4

   Consolidated Statements of Stockholders'
     Equity (Unaudited) for the Six Months
     Ended June 30, 1995 and 1994. . . . . . . . . . . . .   5

   Consolidated Statements of Cash Flows
     (Unaudited) for the Six Months Ended
     June 30, 1995 and 1994. . . . . . . . . . . . . . . .   6

   Notes to Consolidated Financial Statements  . . . . . .   7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations . . . . . . . . . . . . . . . . . .   9


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

Item 5.  Other Information . . . . . . . . . .  Not applicable

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .  16















                                                            (2)

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                                    JUNE 30    DECEMBER 31
                                                     1995          1994
                                                  (UNAUDITED)
ASSETS                                           ------------  ------------
  Cash and due from banks                          $5,105,349    $5,211,650
  Federal funds sold                                  730,000       810,000
                                                 ------------  ------------
                      CASH AND CASH EQUIVALENTS     5,835,349     6,021,650

  Interest-bearing deposits in other banks            619,398       670,734
  Securities available for sale (cost: 06-30-95 -
    $11,573,785: 12-31-94 - $16,204,906)           11,132,967    14,888,731
  Securities held to maturity (approximate market
    value: 6-30-95 - $29,524,430;
    12-31-94 - $28,304,476)                        28,787,751    28,648,209
  Loans - gross                                    58,141,267    59,015,396
  Less:  Unearned income                             (139,249)     (141,203)
         Allowance for loan losses                   (475,947)     (460,000)
                                                 ------------  ------------
                                    LOANS - NET    57,526,071    58,414,193

  Premises and equipment                            3,778,063     3,452,390
  Other assets                                      3,154,713     3,195,202
                                                 ------------  ------------
                                   TOTAL ASSETS  $110,834,312  $115,291,109
                                                 ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Noninterest bearing                         $13,854,004   $13,674,107
      Interest bearing                             81,973,379    81,867,045
                                                 ------------  ------------
                                 TOTAL DEPOSITS    95,827,383    95,541,152
    Short-term borrowings:
      Securities sold under agreements
        to repurchase                               2,643,856     8,634,139
      Other short-term borrowings                     738,724       509,881
                                                 ------------  ------------
                    TOTAL SHORT-TERM BORROWINGS     3,382,580     9,144,020
    Other liabilities                               1,175,847     1,144,151
                                                 ------------  ------------
                              TOTAL LIABILITIES   100,385,810   105,829,323
  Stockholders' equity:
    Common stock, $2 par value, 1,000,000 shares
      authorized, 576,000 shares issued and
      outstanding                                   1,152,000     1,152,000
    Surplus                                           649,343       649,343
    Retained earnings                               8,911,649     8,450,153
    Net unrealized (loss) gain on Securities
      available for sale, net of related taxes
      of $(176,228) and $(526,465), respectively     (264,490)     (789,710)
                                                 ------------  ------------
                     TOTAL STOCKHOLDERS' EQUITY    10,448,502     9,461,786
                                                 ------------  ------------
                          TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY  $110,834,312  $115,291,109
                                                 ============  ============
See notes to consolidated financial statements.
                                                            (3)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY


                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30                  JUNE 30
                                 1995        1994        1995        1994
                              ----------  ----------  ----------  ----------
INTEREST INCOME
  Interest and fees on loans  $1,361,520  $1,191,396  $2,616,914  $2,350,378
  Int. and dividends on sec.:
    Taxable                      510,535     433,432   1,060,285     865,436
    Nontaxable                   160,755     195,697     329,581     390,606
  Int. on federal funds sold      13,731      11,811      25,228      22,808
  Int. on dep. other banks        14,163      21 284      30,013      44,557
                              ----------  ----------  ----------  ----------
         TOTAL INTEREST INCOME 2,060,704   1,853,620   4,062,021   3,673,785

INTEREST EXPENSE
  Interest on deposits           782,886     679,592   1,507,809   1,359,332
  Int. on short-term borrowing    26,386      24,873      83,267      49,906
                              ----------  ----------  ----------  ----------
      TOTAL INTEREST EXPENSE     809,272     704,465   1,591,076   1,409,238
                              ----------  ----------  ----------  ----------
           NET INTEREST INCOME 1,251,432   1,149,155   2,470,945   2,264,547
PROVISION FOR LOAN LOSSES         18,000      25,500      36,000      51,000
                              ----------  ----------  ----------  ----------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 1,233,432   1,123,655   2,434,945   2,213,547

OTHER INCOME
  Ser. charges on dep. accts     101,929      80,458     190,205     153,575
  Other ser. charges and fees     12,381      13,380      23,212      24,775
  Other income                    30,476      34,970      85,616      84,677
  Investment sec. gains, net      (3,935)          0      (3,935)      8,300
                              ----------  ----------  ----------  ----------
            TOTAL OTHER INCOME   140,851     128,808     295,098     271,327

OTHER EXPENSE
  Sal. and employee benefits     464,504     443,933     935,646     904,990
  Occupancy exp. of premises      79,344      76,125     159,457     147,883
  Furn. and equipment expense     68,425      72,924     139,871     144,726
  Other operating expenses       331,641     330,704     668,924     640,776
                              ----------  ----------  ----------  ----------
           TOTAL OTHER EXPENSE   943,914     923,686   1,903,898   1,838,375
                              ----------  ----------  ----------  ----------
    INCOME BEFORE INCOME TAXES   430,369     328,777     826,145     646,499
INCOME TAXES                     114,915      71,077     214,889     140,776
                              ----------  ----------  ----------  ----------

                    NET INCOME  $315,454    $257,700    $611,256    $505,723
                              ==========  ==========  ==========  ==========

   EARNINGS PER COMMON SHARE :

      Net income                    $.55        $.45       $1.06        $.88
                                ========    ========    ========    ========

    AVERAGE SHARES OUTSTANDING   576,000     576,000     576,000     576,000
                                ========    ========    ========    ========


See notes to consolidated financial statements.
                                                            (4)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY




                                                        Net
                                                    Unrealized
                                                    (Loss) Gain    Total
                   Common                 Retained       on     St'holders'
                   Stock       Surplus    Earnings   Securities    Equity
                 ----------  ----------  ----------  ----------  ----------
Balance at
 Dec. 31, 1994   $1,152,000    $649,343  $8,450,153   $(789,710) $9,461,786

Net income                                  611,256                 611,256

Cash dividends
  declared
($.26 per share)                           (149,760)               (149,760)

Change in net
 unrealized gain
  (loss) on
 Securities AFS
 net of taxes of
 $(350,237)                                             525,220     525,220
                 ----------  ----------  ----------  ----------  ----------
Balance at
 June 30, 1995   $1,152,000    $649,343  $8,911,649   $(264,490)$10,448,502
                 ==========  ==========  ==========  ==========  ==========





Balance at
 Dec. 31, 1993   $1,152,000    $649,343  $7,665,033    $304,990  $9,771,366

Net income                                  505,723                 505,723

Cash dividends
 declared
($.26 per share)                           (149,760)               (149,760)

Change in net
unrealized gain
(loss) on
securities AFS
net of taxes
of (426,107)                                           (639,162)   (639,162)
                 ----------  ----------  ----------  ----------  ----------
Balance at
 June 30, 1994   $1,152,000    $649,343  $8,020,996   $(334,172) $9,488,167
                 ==========  ==========  ==========  ==========  ==========







See notes to consolidated financial statements.
                                                            (5)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
                                                        SIX MONTHS ENDED
                                                     JUNE 30       JUNE 30
                                                       1995          1994
                                                    ----------    ----------
OPERATING ACTIVITIES
  Net income                                         $611,256      $505,723
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Net amortization                                (23,406)       77,944
      Provision for loan losses                        36,000        51,000
      Depreciation                                    101,330       104,009
      Securities, gain net                             (3,936)       (8,300)
      Purchases of trading securities                       0             0
      Proceeds from sales of trading securities             0             0
      Increase in other assets                       (270,156)     (396,638)
      Increase (Decrease) in other liabilities        129,616      (209,005)
      Gain on sale of premises and equipment           (6,659)
                                                   ----------    ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           574,045       124,733

INVESTING ACTIVITIES
  Purchases of securities held to maturity         (2,237,949)   (1,827,491)
  Purchases of securities available for sale          (18,500)   (1,498,276)
  Proceeds from maturities and calls of securities
      held to maturity                              2,125,408     1,794,544
  Proceeds from sales of securities
    held to maturity                                        0             0
  Proceeds from sales of securities
    available for sale                              4,643,392       630,000
  Proceeds from maturities of securities
    available for sale                                  6,579       125,000
  Net decrease in short-term investments               51,336       548,591
  Net decrease (increase) in loans                    818,889       808,344
  Purchases of premises and equipment                (437,008)      (18,586)
  Proceeds from sale of other real estate owned        10,396             0
                                                   ----------    ----------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                            4,962,543       562,331

FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits        179,897     2,563,129
  Net increase in interest-bearing deposits           106,334       695,738
  Net (decrease) in repurchase agreements          (5,990,283)   (3,661,100)
  Net increase (decrease) in other
    short-term borrowings                             228,843      (148,586)
  Cash dividends paid                                (247,680)     (149,760)
                                                   ----------    ----------
  NET CASH (USED IN ) PROVIDED BY
    FINANCING ACTIVITIES                           (5,722,889)     (700,579)
                                                   ----------    ----------

                 NET (DECREASE) INCREASE IN CASH
                            AND CASH EQUIVALENTS     (186,301)      (13,515)

Cash and cash equivalents at beginning of period    6,021,650     5,146,864
                                                   ----------    ----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD    5,835,349     5,133,349
                                                   ==========    ==========

See notes to consolidated financial statements.
                                                            (6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST MERCHANTS BANCORP, INC. AND SUBSIDIARY
June 30, 1995


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

In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


NOTE B - INCOME TAXES

The principal reasons for the difference between the effective tax rate and the statutory federal tax rate are tax exempt interest and state income tax expense.

At the end of each month, the Company makes its best estimate of the effective tax rate expected for the year and uses this rate in providing for income taxes on an interim basis.


NOTE C - COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various commitments to extend credit under standby letters of credit and lines of credit which are not reflected in the accompanying financial statements. As of June 30, 1995 the Company's subsidiary had commitments outstanding to extend credit under standby letters of credit and lines of credit of approximately $491,000 and $2,067,000, respectively. Such commitments have essentially the same credit risk as that involved in extending loans to customers and are subject to the Company's standard credit policies. Historically, substantially all standby letters of credit expire unfunded. Management does not anticipate any material losses as a result of these commitments.

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

NOTE E - PENDING MERGER

On March 14, 1995, the Company's Board of Directors approved a plan of merger whereunder the Company will be acquired by City Holding Company. The proposed merger has received the approval of regulatory authorities and will be consummated upon the approval of shareholders. The shareholders meeting has been scheduled for August 29th, 1995.
























































                                                            (8)
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF CHANGES IN FINANCIAL POSITION

First Merchants' total assets as of June 30, 1995 decreased approximately $4.5 million or 3.9% when compared with December 31, 1994. This decrease was primarily due to a decline in short-term financial instruments classified as loans of approximately $9 million, which was offset by an increase in actual loans of approximately $8.1 million, and a decline of approximately $3.6 million in securities available for sale. The $9 million decrease in short-term financial instrument classified as loans primarily resulted from a decline in securities sold under agreement to repurchase of $6 million. The remaining $3 million decrease along with the $3.8 million decrease in securities available for sale resulted from sales of these instruments to fund the actual loan growth of $8.1 million.

As noted previously, net loans outstanding, exclusive of certain short-term instruments classified as loans, increased approximately $8.1 million during the first six months of 1995. The majority of this increase can be attributed to an increase in the installment (or consumer) loan portfolio of approximately $5.8 million, a $1.2 million increase in the real estate loan portfolio, and a $1.1 million increase in the commercial loan portfolio.
For financial statement purposes, purchases of commercial loan participations and commercial paper are classified as net loans outstanding. The following table provides a comparative analysis of the loan portfolio segregated by the typical loan products offered by Merchants National to its customers and short-term financial instruments classified as loans:

                                                   6-30-95       12-31-94
                                                 -----------    -----------
          Loans, net of unearned income
            and allowance for loan losses        $56,033,001    $47,913,738
          Short-term financial instruments
            classified as loans                    1,493,070     10,500,455
                                                 -----------    -----------
          Net loans outstanding                  $57,526,071    $58,414,193
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

Securities sold under agreement to repurchase decreased during the first half of 1995. This was a result of more aggressive bidding by other banks for public funds during the first six months of 1995.

The net unrealized loss on Securities available for sale decreased by approximately $525,000, net of related taxes of approximately $350,000, during the first six months of 1995. This decrease can be attributed to a decline in interest rates during the first six months of the year which has resulted in increasing market values of securities classified as available for sale.



                                                            (9)
As of June 30, 1995, management is not aware of any current recommendations by regulatory authorities, which if implemented, would have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. There are also no known trends, demands, commitments, or uncertainties that have had, or that are reasonably expected to have, a material favorable or unfavorable impact on the financial results of the Company.


SUMMARY OF RESULTS OF OPERATIONS

First Merchants' consolidated net income for the three and six months ended June 30, 1995 increased approximately $58,000 or 22.41% and $106,000 or 20.87% respectively, when compared with the corresponding periods of the preceding year. A more detailed discussion by income statement category follows:


NET INTEREST INCOME

The Company's net interest income increased approximately $110,000 and $221,000 for the three and six months ended June 30, 1995, respectively, when compared with the corresponding periods of the preceding year. The Company's net yield on earning assets increased from 4.97% during the first six months of 1994 to 5.34% during the first six months of 1995. The following table presents the weighted yield on earning assets, weighted cost of funds and net yield on earning assets for each of the periods presented:

                                                       SIX MONTHS ENDED
                                                    6-30-95         6-30-94
                                                   ---------       ---------
  WEIGHTED YIELD ON EARNING ASSETS (1)                8.55%           7.81%

  WEIGHTED COST OF RATE SENSITIVE LIABILITIES         3.78            3.27


  NET YIELD ON EARNING ASSETS                         5.34            4.97



(1) Weighted average yields on assets exempt from federal income taxes have been computed on a fully tax equivalent basis assuming a tax rate of 34 percent.



The liability sensitive financial position of Merchants National makes the Company somewhat vulnerable should interest rates rise dramatically within a short period of time. Management is aware of the potential negative impact this would have on earnings, and has taken steps to control this risk by shortening the maturity of its earning assets, and by designating a substantial portion of the investment portfolio as available for sale so it can be used to off-set dramatic shifts in the interest rate. Investments are primarily limited to traditional debt securities. The following tables present the subsidiary bank's asset (liability) sensitivity position:








                                                            (10)




JUNE 30, 1995:

                                  REPRICING FREQUENCY
                      ------------------------------------------
                       0 - 30    31 - 90    91 - 365     365+
                        DAYS       DAYS       DAYS       DAYS       TOTAL
                      ---------  ---------  ---------  ---------  ---------
                                    (In Thousands of Dollars)

Interest bearing
  deposits with
  other banks          $    25              $    594              $    619
Federal funds sold         730                                         730
Securities available
  for sale               6,545                 4,524         64     11,133
Securities held
  to maturity              254                 4,204     24,329     28,787
Loans                   13,446      3,684     13,854     27,157     58,141
                      ---------  ---------  ---------  ---------  ---------
TOTAL EARNING ASSETS    21,000      3,684     23,176     51,550     99,410



Interest bearing
  demand deposits      $12,559                                     $12,559
Savings deposits        29,644                   438                30,082
Time deposits            4,300      5,640     12,628    $16,764     39,332
Short-term borrowings    2,963        419                            3,382
                      ---------  ---------  ---------  ---------  ---------
TOTAL RATE SENSITIVE
  LIABILITIES           49,466      6,059     13,066     16,764     85,355
                      ---------  ---------  ---------  ---------  ---------
ASSET (LIABILITY)
  SENSITIVITY
  AT 6-30-95          $(28,466)  $ (2,375)  $ 10,110   $ 34,786   $ 14,055
                      =========  =========  =========  =========  =========

Cumulative gap         (28,466)   (30,841)   (20,731)    14,055
                      =========  =========  =========  =========





















                                                            (11)

DECEMBER 31, 1994:

                                  REPRICING FREQUENCY
                      ------------------------------------------
                       0 - 30    31 - 90    91 - 365     365+
                        DAYS       DAYS       DAYS       DAYS       TOTAL
                      ---------  ---------  ---------  ---------  ---------
                                    (In Thousands of Dollars)

Interest bearing
  deposits with
  other banks               29                   642                   671
Federal funds sold         810                                         810
Securities available
  for sale               7,246                 7,247        396     14,889
Securities held
  to maturity              750        510      1,001     26,387     28,648
Loans                   20,262      6,612     12,000     19,540     58,414
                      ---------  ---------  ---------  ---------  ---------
TOTAL EARNING ASSETS    29,097      7,122     20,890     46,323    103,432



Interest bearing
  demand deposits       13,942                                      13,942
Savings deposits        32,248                   113                32,361
Time deposits            4,457      5,525     13,803     11,779     35,564
Short-term borrowings    5,952      3,192                            9,144
                      ---------  ---------  ---------  ---------  ---------
TOTAL RATE SENSITIVE
  LIABILITIES           56,599      8,717     13,916     11,779     91,011
                      ---------  ---------  ---------  ---------  ---------
ASSET (LIABILITY)
  SENSITIVITY
  AT 12-31-94          (27,502)    (1,595)     6,974      34,544     12,421
                      =========  =========  =========  =========  =========

Cumulative gap         (27,502    (29,097)   (22,123)     12,421
                      =========  =========  =========  =========




The analysis above is a "static gap" presentation applicable at a particular point in time. Various assumptions and estimates have been made by management in determining maturity and repayment patterns for purposes of these tables.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and six months ended June 30, 1995 decreased $7,500 and $15,000, respectively, when compared with the corresponding periods of the preceding year.

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


                                             6-30-95           12-31-94
                                          ------------       ------------
Allowance for loan losses                    $475,947           $460,000
Long-term loans outstanding                56,033,001         47,913,738
Percentage of allowance to net
  long-term loans outstanding                   0.85%              0.96%




Transactions in the allowance for loan losses are summarized as follows:


                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30               JUNE 30
                                   1995        1994      1995        1994
                                 --------------------  --------------------
 Balance at beginning of period  $474,166    $462,189  $460,000    $445,000
 Provision charged to operations   18,000      25,500    36,000      51,000
 Loans charged off                (19,372)    (37,610)  (30,878)    (49,868)
 Recoveries                         3,153       3,955    10,825       7,902
                                 --------    --------  --------    --------

 Balance at end of period        $475,947    $454,034  $475,947    $454,034
                                 ========    ========  ========    ========




Nonperforming assets as of each of the respective balance sheet dates presented are as follows:


                                             6-30-95           12-31-94
                                          ------------       ------------
Accruing loans greater than 90
  days past due                              $279,501           $201,975
Troubled debt restructuring                         0                  0
Nonaccrual loans                               59,991             14,286
                                           -----------        -----------

                                             $339,492           $216,261
                                           ===========        ===========
As a percentage of long-term
  loans outstanding                            0.61%              0.45%
                                           ===========        ===========

Other real estate owned                        56,685             17,185
                                           ===========        ===========
Allowance for loan losses as a
  percentage of nonperforming loans             140%               213%
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


OTHER INCOME

Noninterest income for the three and six months ended June 30, 1995 increased approximately $12,000 and $24,000, respectively, when compared with the corresponding periods of the preceding year. The principle reason for the increases in the periods ending June 30, 1995 when compared to the corresponding periods of the preceding year is an increase in the volume of returned check charges.


OTHER EXPENSE

Noninterest expense for the three and six months ended June 30, 1995 increased approximately $20,000 and $66,000, respectively, when compared with the corresponding periods of the preceding year. These increase were primarily due to increases in the Company's other operating expenses and salaries and employee benefits.


INCOME TAXES

At the end of each month, the Company makes its best estimate of the effective tax rate expected for the year and uses this rate in providing for income taxes on an interim basis.

The estimated effective tax rate for 1995, as of June 30, was 26.01% as compared with an effective tax rate for the year ended December 31, 1994 of 22.97%.


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




                                                            (14)

CAPITAL RESOURCES

The ratio of average equity to average assets was 9.13% and 8.82% for the six months ended June 30, 1995 and the year ended December 31, 1994, respectively. The subsidiary bank's total risk-based capital ratio approximated 15.51% at June 30, 1995, while the ratio of Tier One capital to risk-weighted assets approximated 14.79%. Both of these ratios were above the regulatory minimums of 8% for qualifying total capital to risk-weighted assets and 4% for Tier One capital to risk-weighted assets. First Merchants is not subject to the risk-based capital guidelines since consolidated total assets are less than $150 million.

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

As of June 30, 1995, the Bank's retained net profits available for distribution to the Company as dividends without regulatory approval approximate $1,610,000 plus retained net profits for the interim period through the date of declaration.







































                                                            (15)

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index.

     (b) The company has filed one report on Form 8-K in the six months ended June 30, 1995. This report was filed in order to report that management had entered into a change of control agreement with City Holding Company.

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



Date     August 10, 1995            /s/ George F. Davis
       -------------------      -------------------------------
                                  George F. Davis, President,
                                  Chief Executive Officer and
                                  Chief Financial Officer










































                                                            (17)